Form 10QSB
period 2006-09-30
Tag Events Corp.
filed 2007-03-30
CIK 1388855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended September 30, 2006

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period       to

            Commission File Number   333-131168



                                TAG EVENTS INC.
-----------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                        20-5526104

(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1239 West Georgia Street, Suite 1208
Vancouver, British Columbia, Canada			V6E 4R8

(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:      778-288-4461


                                	 None

         (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  Yes  [    ]   No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  X  ]   No  [   ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,250,000 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF MARCH 30, 2007

                                TAG EVENTS CORP.

                         (AN DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2006

                                  (UNAUDITED)












BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

TAG EVENTS CORP.
(AN DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS


                                                            ASSETS

                                                                                DECEMBER 31                SEPTEMBER 30
                                                                                    2006                      2006
                                                                                (UNAUDITED)                 (AUDITED)
CURRENT ASSETS
        Cash                                          $                             13,527       $            18,330

TOTAL ASSETS                                          $                             13,527       $            18,330


                                             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
        Accounts payable and accrued                  $                                  -       $                 -
        liabilities

        TOTAL CURRENT LIABILITIES                                                        -                         -


STOCKHOLDERS' EQUITY
    Capital stock (Note 2)
     Authorized:
     75,000,000 common shares with a par
    value of $0.001
     Issued and outstanding:
     5,250,000 common shares (September 30, 2006 - 5,200,000)                        5,250                     5,200

    Additional paid-in-capital                                                      16,750                    14,300
    Deficit accumulated during the Development Stage                                (8,473)                   (1,170)


TOTAL STOCKHOLDERS' EQUITY                                                          13,527                    18,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $                             13,527       $            18,330

COMMITMENTS AND CONTINGENCIES (Note 1)









                                                        SEE ACCOMPANYING NOTES

TAG EVENTS CORP.
(AN DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)











                                    THREE MONTHS ENDED            THREE MONTHS ENDED                CUMULATIVE
                                    DECEMBER 31, 2006             DECEMBER 31, 2005                    FROM
                                                                                                      JULY 18
                                                                                                  2006 (INCEPTION) TO
                                                                                                   DECEMBER 31, 2006
GENERAL AND ADMINISTRATION
EXPENSES
        Bank charges and interest       $              50         $                - 		$           84
        Management fees                             1,500                                                2,500
        Office expenses                               100                          -                       236
        Professional fees                           5,653                                                5,653

                                                    7,303                          -                     8,473

NET LOSS                 		$          (7,303)        $                - 		$       (8,473)

LOSS PER SHARE - BASIC AND DILUTED      $          (0.00) 	  $            (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                       5,213,889














                                                  - See Accompanying Notes -


TAG EVENTS CORP.
(AN DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)











                                    	THREE MONTHS ENDED            THREE MONTHS ENDED                CUMULATIVE
                                    	DECEMBER 31, 2006             DECEMBER 31, 2005                    FROM
                                                                                                         JULY 18
                                                                                                    2006 (INCEPTION) TO
                                                                                                     DECEMBER 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                           $      (7,303) 		$        - 			$        (8,473)
      Non-cash item
         Donated services                        1,500                           -            			  2,500

    Net cash used in operations                 (5,803)                          -          			 (5,973)

CASH FLOWS FROM FINANCING ACTIVITIES
          Shares subscribed for cash             1,000                           -           			 19,500

        Net cash provided by financing           1,000                           -           			 19,500
        activities

Net increase (decrease) in cash                 (4,803)                          -           			 13,527

Cash beginning                                  18,330                           -                		      -

Cash ending                              $      13,527 			$        -   			$        13,527


        SUPPLEMENTAL CASH FLOW INFORMATION:

        Cash paid for:

        Interest                         $  				$        - 			$             -
        -

        Taxes                            $    				$        - 			$             -
        -



                                                    - See Accompanying Notes -

    TAG EVENTS CORP.
     (An Development Stage Company)
    Notes To The Financial Statements
    December 31, 2006
    (Unaudited)
    1.  NATURE AND CONTINUANCE OF OPERATIONS

        Tag  Events  Corp.  ("the  Company")  was  incorporated  under the laws of State of Nevada, U.S. on July 18, 2006,  with  an
        authorized capital of 75,000,000 common shares with a par  value  of  $0.001.   The Company's year end is September 30.  The
        Company is in the business of organizing events. The Company is considered to be  a  development  stage  company and has not generated any revenues from operations.

        Going Concern

        These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company  has incurred losses  since  inception  resulting  in  an  accumulated  deficit  of  $8,473 as at December 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt  about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the  Company  generating profitable operations in the future  and/or  to  obtain the necessary financing to meet its obligations and repay its  liabilities  arising  from  normal business operations when  they  come  due.  Management  intends  to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

        Unaudited Interim Financial Statements

        The accompanying unaudited interim financial statements have been  prepared in accordance with generally accepted accounting principles in the United States for interim financial information and  with the instructions to Form 10-QSB of Regulation S-
        B.  They do not include all information and footnotes required by generally  accepted  accounting  principles  for  complete
        financial  statements.   However,   except  as  disclosed  herein,  there  have  been no material changes in the information disclosed  in the notes to the  financial  statements  for the year ended  September  30,  2006  included  in  the Company's
        registration  statement filed on Form SB-2 filed  with the  Securities  and  Exchange  Commission.  The  interim   unaudited
        financial  statements  should  be  read  in  conjunction  with  those  financial
        statements included  in  the  Form   SB-2.   In  the  opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.

2. COMMON STOCK

During the period ended December 31, 2006, the Company issued 50,000 shares of common stock for total cash proceeds of   $1,000.

At December 31, 2006 there were no outstanding stock options or warrants


3. INCOME TAXES

As of December 31, 2006, the Company had net operating  loss  carry  forwards  of  approximately  $8,473 that may be available to reduce future years' taxable income through 2026.  Future tax benefits which may arise as a result  of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

OVERVIEW

We were incorporated pursuant to the laws of Nevada on July 18, 2006. During the quarter ended December 31, 2006, we organized one night club event at Wild Coyote Bar and Grill in Vancouver, British Columbia, on October 27, 2006. This was our second event since our incorporation, our first event being held on September 15, 2006. We do not have any plans for our next event.

CASH REQUIREMENTS

While we have sufficient funds on hand to continue business operations, we can not guarantee the profitability of our events and therefore our cash reserves may not be sufficient to meet our obligations for the next twelve-month period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

SOURCES AND USES OF CASH

At December 31, 2006, our current assets consisted of $13,527 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately four months, provided we do not organize any major events during that time period.

Accordingly, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made.

We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

EVENTS, TRENDS AND UNCERTAINTIES

Our ability to generate sufficient cash to support our operations will be based upon our promoting team's ability to attract enough people to our events. Because we will be concentrating our efforts on executing agreements and securing bookings during the next six months, we do not expect to realize any significant revenue during that time. Once we have secured enough booking contracts, we will concentrate our efforts on growing our network of promoters and finding performers that will appeal to our clientele.

In order to increase our revenue in the future, we will have to organize more events and increase the entry ticket prices. In order to justify higher prices, we will need to organize events with world-famous DJs and live bands. We have not entered into any agreements with world-famous DJs or live bands regarding future events to date and cannot be assured that we will be able to do so.

RESULTS OF OPERATIONS

We did not earn any revenue during the period three-month period ended December 31, 2006. We do not anticipate earning significant revenues until such time as we have entered into regular booking contracts with venues and commenced conducting events of greater magnitude and with more frequency.

We incurred operating expenses in the amount of $7,303 for the three-month period ended December 31, 2006. These operating expenses were comprised of professional fees of $5,653, donated management fees recorded at $1,500, office expenses of $100 and bank charges of $50.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. This evaluation was conducted by Artiom Balykin, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, Artiom Balykin, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the three-month period ended December 31, 2006.

          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2007


Tag Events Inc.


/s/ Artiom Balykin
------------------------------
Artiom Balykin, President,
Secretary, Treasurer, principal
accounting officer and
principal financial officer