Form 10QSB
period 2007-03-31
Tag Events Corp.
filed 2007-05-15
CIK 1388855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended March 31, 2007

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period      to

            Commission File Number   333-131168


                               TAG EVENTS CORP.
        -------------------------------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [  X]   No  [   ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,250,000 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF MAY 15, 2007.

                                TAG EVENTS CORP.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2007

                                  (UNAUDITED)













BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

TAG EVENTS CORP.
(AN DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS


                                                            ASSETS

                                                                                  MARCH 31                SEPTEMBER 30
                                                                                    2007                      2006
                                                                                (UNAUDITED)                 (AUDITED)
CURRENT ASSETS
        Cash                                          $                             3,315       $            18,330

TOTAL ASSETS                                          $                             3,315       $            18,330


                                                      STOCKHOLDERS' EQUITY


Contingency (Note 1)

STOCKHOLDERS' EQUITY
    Common stock (Note 2)
     Authorized:
     75,000,000 common shares with a par
    value of $0.001
     Issued and outstanding:
     5,250,000 common shares (September 31, 2006 - 5,250,000)                        5,250                     5,200

    Additional paid-in-capital                                                      18,250                    14,300
    Deficit accumulated during the Exploration Stage                               (20,185)                   (1,170)


TOTAL STOCKHOLDERS' EQUITY                                                           3,315                    18,330










                                                        SEE ACCOMPANYING NOTES

TAG EVENTS CORP.
(AN DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)










                                    THREE MONTHS      THREE MONTHS     SIX MONTHS        SIX MONTHS        CUMULATIVE FROM
                                    ENDED MARCH 31,   ENDED MARCH 31,  ENDED MARCH 31,   ENDED MARCH 31,   JULY 18 2006 (INCEPTION)
                                    2007              2006             2007		 2006              TO MARCH 31, 2007

GENERAL AND ADMINISTRATION
EXPENSES
        Bank charges and interest   $      76         $       - 	$      126	 $       -	  $       160
        Management fees                 1,500                 -              3,000		 -	  $     4,000
        Office expenses                   221                 -                321		 -		  457
        Professional fees               9,915                 -             15,568		 -	       15,568

NET LOSS                 	    $ (11,712)        $       - 	$  (19,015)		 -	      (20,185)

LOSS PER SHARE - BASIC AND DILUTED  $   (0.00) 	  		        $    (0.00)			 $     (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           5,250,000		      -		 5,240,385		 -














                                                  - See Accompanying Notes -


TAG EVENTS CORP.
(AN DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)











                                    	THREE MONTHS      THREE MONTHS     SIX MONTHS        SIX MONTHS           CUMULATIVE FROM
                                    	ENDED MARCH 31,   ENDED MARCH 31,  ENDED MARCH 31,   ENDED MARCH 31,      JULY 18 2006
                                    	2007              2006             2007		     2006                 (INCEPTION)
														  TO MARCH 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                           $    (11,712) 	  $        - 	   $    (19,015)     $      -		  $  20,185
      Non-cash item
         Donated services                       1,500              -              3,000             -		      4,000

    Net cash used in operations                10,212              -         	(16,015)	    - 		    (16,185)

CASH FLOWS FROM FINANCING ACTIVITIES
          Shares subscribed for cash                -		   -		  1,000             -                19,500

        Net cash provided by financing              -		   -	    	  1,000             -		     19,500
        activities

Net increase (decrease) in cash               (10,212)             - 	 	(15,015)	    -		      3,315

Cash beginning                                 13,527              -             18,330   	    -			  -

Cash ending                              $      3,315 	 $	   -	 $        3,315      $	    -		 $    3,315


        SUPPLEMENTAL CASH FLOW INFORMATION:

        Cash paid for:

        Interest                         $  	    -	 $	   _	 $           - 	     $      - 		 $       -

        Taxes                            $  	    -	 $	   _	 $           - 	     $      - 		 $       -



                                                    - See Accompanying Notes -

    TAG EVENTS CORP.
    (An Exploration Stage Company)
    Notes To The Financial Statements
    March 31, 2007
    (Unaudited)
1.  BASIS OF PRESENTATION
    Unaudited Interim Financial Statements

        The accompanying  unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United  States for interim financial information and with the instructions to Form 10-QSB of Regulation S-
        B. They do not include all  information  and  footnotes  required  by  generally accepted accounting principles for complete
        financial  statements.   However,  except as disclosed herein, there have  been  no  material  changes  in  the  information
        disclosed  in the notes to  the   financial   statements   for  the year ended  September 30, 2006 included in the Company's
        registration statement filed on Form SB-2 filed  with the  Securities   and   Exchange   Commission.  The  unaudited interim
        financial  statements  should  be  read  in  conjunction  with  those  financial statements  included in the Form  SB-2.  In the  opinion  of  management,  all  adjustments considered necessary for a fair presentation, consisting  solely  of  normal recurring adjustments, have been made.
        Going Concern
        These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities  in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an  accumulated  deficit  of  $20,185  as  at  March  31,  2007  and  further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue  as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations  in  the future  and/or  to  obtain  the  necessary  financing  to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends  to  finance  operating  costs  over  the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. COMMON STOCK

        During the period ended March 31, the Company issued 50,000 shares of common stock for total cash proceeds of $1,000.



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

ITEM 2. PLAN OF OPERATION

OVERVIEW

We were incorporated pursuant to the laws of Nevada on July 18, 2006. During the quarter ended March 31, 2007, we did not organize any events and did not generate revenue. We had a total of two events since our incorporation. We do not have any plans yet for our next event.

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

SOURCES AND USES OF CASH

At March 31, 2007, our current assets consisted of $3,315 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately two months, provided we do not organize any major events during that time period.

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

RESULTS OF OPERATIONS

We did not earn any revenue during the three month period ended March 31, 2007. We do not anticipate earning significant revenues until such time as we have entered into regular booking contracts with venues and commenced conducting events of greater magnitude and with more frequency.

We incurred operating expenses in the amount of $19,015 for the six-month period ended March 31, 2007. These operating expenses were comprised of professional fees of $15,568, donated management fees recorded at $3,000, office expenses of $321 and bank charges of $126.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. This evaluation was conducted by Artiom Balykin, our chief executive officer and our principal accounting officer.

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

We did not file any current reports on Form 8-K during the three-month period ended March 31, 2007.

          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2007


Tag Events Corp.


/S/ Artiom Balykin
------------------------------
Artiom Balykin, President


/S/ Artiom Balykin
------------------------------
Artiom Balykin
Principal accounting officer and
principal financial officer