Form 10QSB
period 2007-08-14
Tag Events Corp.
filed 2007-08-14
CIK 1388855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended June 30, 2007

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period      to

            Commission File Number   333-131168



                                TAG EVENTS CORP.
-------------------------------------------------------------------------------
                                       --
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  [  X ]   No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [  X]   No  [   ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,250,000 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF August 14, 2007.

                                TAG EVENTS CORP.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JUNE 30, 2007

                                  (UNAUDITED)













BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

TAG EVENTS CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)


                                ASSETS

                                           JUNE 30            SEPTEMBER 30
                                           2007               2006
CURRENT
ASSETS
         Cash                        $     6,813        $     18,330

TOTAL ASSETS                         $     6,813        $     18,330


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
         Loan from shareholder       $     4,000        $      -

         TOTAL CURRENT LIABILITIES         4,000               -

CONTINGENCY (NOTE 1)

STOCKHOLDERS' EQUITY
         Capital stock
          Authorized:
          75,000,000 common shares with a par
          value of $0.001
          Issued and outstanding:
          5,250,000 common shares
          (September 30,
          2006 - 5,200,000)                5,250                5,200
         Additional paid-in-capital        19,750               14,300
         Deficit accumulated during the    (22,187)             (1,170)
         exploration stage

TOTAL STOCKHOLDERS' EQUITY                 2,813                18,330

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $     6,813         $      18,330











                        SEE ACCOMPANYING NOTES


TAG EVENTS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                    Cumalative
                                                                    from July
                  Three       Three        Nine         Nine        18, 2006
                  Months      Months       MOnths       Months      (Inception)
                  Ended June  Ended June   Ended June   Ended June  to June
                  30, 2007    30, 2007     30, 2007     30, 2006    30, 2007

GENERAL AND
ADMINISTRATION
EXPENSES
  Bank charges   $ 25         $ -          $ 151        $ -        $  185
  and interest
  Management
  fees             1,500        -            4,500        -           5,500
  Office
  expenses         -            -            321          -           457
  Professional
  fees             477          -            16,045       -           16,045

NET LOSS         $ (2,002)    $ -          $ (21,017)   $ -        $  (22,187)


LOSS PER SHARE-
BASIC AND
DILUTED          $ (0.00)                  $ (0.00)                 $  (0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES
OUTSTANDING-
BASIC AND
DILUTED            5,250,000                 5,239,377













                                 SEE ACCOMPANYING NOTES





TAG EVENTS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                       Nine        Nine        Cumalative
				       Months	   MOnths      from July
                                       Ended	   Ended       18, 2006
                                       June 30,    June 30,    (Inception) to
				       2007	   2007	       June 30, 2007


CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                     $(21,017)   $-          $(22,187)
          Non-cash items:
               Management fees          4,500       -           5,500

          Net cash used in operating    (16,517)    -           (16,687)
          activities

CASH FLOWS FROM FINANCING ACTIVITIES
          Shares subscribed for cash    1,000       -           19,500
          Loans from related party      4,000       -           4,000

          Net cash provided by
          financing activities          5,000       -           23,500

Net increase (decrease) in cash         (11,517)    -           6,813

Cash, beginning                         18,330      -           -

Cash, ending                           $6,813      $-          $6,813


          SUPPLEMENTAL CASH FLOW INFORMATION:

          Cash paid for:

          Interest                     $-          $-          $-

          Income Taxes                 $-          $-          $-






                              SEE ACCOMPANYING NOTES

    TAG EVENTS CORP.
    (An Exploration Stage Company)
    Notes To The Financial Statements
    June 30, 2007
    (Unaudited)

1.  BASIS OF PRESENTATION
    Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's registration statement filed on Form SB-2 filed with the Securities and Exchange Commission. The interim Unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.


Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.
The Company has incurred losses since inception resulting in an accumulated deficit of $22,187 as at June 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.  COMMON STOCK

During the period ended June 30, 2007, the Company issued 50,000 shares of
common stock for total cash proceeds of   of $1,000.


3. INCOME TAXES

As of June 30, 2007, the Company had net operating loss carry forwards of approximately $22,187 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

4. LOAN AGREEMENT

As of June 19, 2007, the Company entered into a loan agreement with a shareholder who agreed to loan $4,000 to the Company which is non-interest bearing, unsecured and payable upon demand.

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

ITEM 2. PLAN OF OPERATION

OVERVIEW

We were incorporated pursuant to the laws of Nevada on July 18, 2006. During the quarter ended June 30, 2007, we did not organize any events and did not generate revenue. We had a total of two events since our incorporation. We do not have any plans yet for our next event.

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

SOURCES AND USES OF CASH

At June 30, 2007, our current assets consisted of $6,813 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately three months, provided we do not organize any major events during that time period.

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

EVENTS, TRENDS AND UNCERTAINTIES

Our ability to generate sufficient cash to support our operations will be based upon our promoting team's ability to attract enough people to our events. Because we will be concentrating our efforts on executing agreements and securing bookings during the next four months, we do not expect to realize any significant revenue during that time. Once we have secured enough booking contracts, we will concentrate our efforts on growing our network of promoters and finding performers that will appeal to our clientele.

In order to increase our revenue in the future, we will have to organize more events and increase the entry ticket prices. In order to justify higher prices, we will need to organize events with world-famous DJs and live bands. We have not entered into any agreements with world-famous DJs or live bands regarding future events to date and cannot be assured that we will be able to do so.

In addition, we are reviewing other potential partnerships and acquisition opportunities in the event management and entertainment sectors. We are currently in the process of completing due diligence investigations of various opportunities in the music industry and entertainment sectors.

RESULTS OF OPERATIONS

We did not earn any revenue during the nine-month period ended June 30, 2007. We do not anticipate earning significant revenues until such time as we have entered into regular booking contracts with venues and commenced conducting events of greater magnitude and with more frequency.

We incurred operating expenses in the amount of $21,017 for the nine-month period ended June 30, 2007. These operating expenses were comprised of bank charges and interest of $151, donated management fees recorded at $4,500, office expenses of $312 and professional fees of $16,045.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. This evaluation was conducted by Artiom Balykin, our chief executive officer and our principal accounting officer.

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

We did not file any current reports on Form 8-K during the three-month period ended June 30, 2007.

          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2007


Tag Events Corp.


/S/ Artiom Balykin
------------------------------
Artiom Balykin, President


/S/ Artiom Balykin
------------------------------
Artiom Balykin
Principal accounting officer and
principal financial officer