Form 10-K
Tag Events Corp.
filed 2007-11-29
CIK 1388855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

      [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  September 30, 2007

      [    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-131168

                                TAG EVENTS CORP.
                 (Name of small business issuer in its charter)

             Nevada                           20-5526104
 (State or other jurisdiction of (I.R.S. Employer Identification No.) Incorporation or organization)

                        1239 West Georgia St. Suite 1208
                                  Vancouver, BC, Canada, V6E 4R8
                    (Address of principal executive offices)

                                 (778) 288-4461
                           Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

            Title of each class                  Name of each exchange on which
            to be so registered                  each class is to be registered

            None                                 None

Securities to be registered pursuant to Section 12(g) of the Act:


                                  Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

               Yes      X                                No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                Yes      X                               No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes      X                               No _____

State issuer's revenues for its most recent fiscal year:      Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$45,000 as at November 29 2007 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            5,250,000 shares of common stock as at November 29, 2007

                               TABLE OF CONTENTS

                                                                           PAGE

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4

ITEM 2:  DESCRIPTION OF PROPERTY..............................................9

ITEM 3:  LEGAL PROCEEDINGS....................................................9

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............9

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............9

ITEM 7:  FINANCIAL STATEMENTS................................................11

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

         FINANCIAL DISCLOSURES...............................................21

ITEM 8A:  CONTROLS AND PROCEDURES............................................21


ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........22

ITEM 10:  EXECUTIVE COMPENSATION.............................................23

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....23

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................23

ITEM 13:  EXHIBITS AND REPORTS...............................................24

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVCES..............................24

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

We are involved in music event organization and promotion. We were formed as a corporation pursuant to the laws of Nevada on July 18, 2006. To date, we have held two recorded music events in Vancouver night clubs featuring locally known disc jockeys ("DJ's"). We generate revenue at such events by selling admission tickets to the people that wish to attend our events.

Our president was involved in the organization of music and DJ events in the two years preceding the formation of our company. During that period, he developed valuable contacts in the Vancouver entertainment and promotions industry. We intend to take advantage of Mr. Balykin's experience and his contacts. Our business strategy is to continue organizing DJ events in night clubs. We also intend to begin organizing live music concerts in the Greater Vancouver, British Columbia area.

To help cover some of the expenses of organizing and promoting events, we intend to seek sponsors for our events. Sponsors will pay a fee in return for their product being advertised at our events. To attract prominent sponsors, we will need to increase attendance at our events and increase the popularity of our brand. We intend to invite top DJ's and live bands to perform at our events. As the quality and popularity of our performers increases, we will have to pay higher amounts to secure such artists. Net profit, if any, will be the amount remaining after deducting the costs of advertising the event and paying he performers.

AGREEMENTS WITH PERFORMERS

Currently, we have had two DJ's that have performed at our initial events and have verbally indicated that they will perform at future events. We will also attempt to establish similar relationships with new DJ's and live bands. We will solicit potential performers by contacting them personally or by contacting their agents and representatives. First, we intend to rely on our president's past contacts in the industry. As well, other performers will be selected based on their past performances, their talent, recordings, and our belief whether they appeal to our clientele. We do not intend on signing regular performance contracts with performers due to the constantly changing tastes and demands in the entertainment industry. Instead, we will execute single event contracts with most artists. At initially planned events, the performers will be paid between $100 and $2,000 per show, based on their popularity and the size of the event. Generally, we pay the artist one third of their fee before the event and the rest immediately after the event.
As our operations expand, we will attempt to secure agreements with performers that will attract larger crowds in sizable venues. Such artists will request substantially more money for their services.

AGREEMENT WITH VENUE OWNERS/MANAGERS

Generally, when we secure a venue for an event, we do not pay any rental fee for the use of their facilities. Instead, the venue retains all the revenue from sale of alcohol and any refreshments. Currently we have a few nightclubs with which we have verbal agreements to conduct events on regular basis. We will contact additional venues with view of executing additional agreements with them. We will attempt to execute as many written agreements as possible; however some of the agreements will have to be oral due to the nature of the night club promotions industry. There is no guarantee that we will able to execute sufficient number of agreements to stay in business. If the venue manager is not convinced that our event will generate sufficient bar revenue, we may not be able to reach a rental agreement, or be required to pay a deposit or a rental fee. Even if we reach a sufficient number of written agreements most of them are not easily enforceable due to high legal enforcement costs. We will have to rely mostly on good faith of the venue management.

As our operations expand, we will consider renting venues and obtaining liquor licenses for significant events. In such situations, our cost of organization, promotion and security will be greater, but we will likely generate more revenue through the sale of alcohol.

AGREEMENT WITH SPONSORS

Sponsors pay a cash fee in consideration for us advertising their products at one of our events. We intend to contact potential sponsors with view of executing contracts with them for regular sponsorships. In particular, we intend to contact beer and hard liquor companies and their distribution agents.

ADVERTISING AND PROMOTING

For each event, we allocate advertising expense and decide on the advertising media. The following is a list of advertising media we currently use or intend to use at our events:

    {circle}INTERNET ADVERTISING: advertising on night life promotion websites, building email lists and sending out invitations for each event {circle}FLYERS AND POSTERS: designing, printing and distributing flyers and posters to our potential clientele before each event
    {circle}PROMOTERS NETWORK: building a promotion team that advertise our events via word of mouth
    {circle}OTHER MEDIA: advertising on TV, radio, newspaper

CONDUCTING THE EVENT

To make sure our events are successful, we prepare the venue by checking the sound equipment and lighting equipment. We may have to supply rental sound equipment to supplement older, less reliable sound systems. We ensure that there are security personnel on duty and first aid attendants readily available. At the end of the event, we may be responsible for removing decorations and returning the extra equipment.

SHARE OF MARKET

Our expected share of the event promotion market is difficult to determine given that most promoters are private businesses that have no duty to publicly disclose their revenue. However, we believe that due to the vast size of the promotion market in Canada, our market share will likely be less than one percent.

COMPLIANCE WITH GOVERNMENT REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business.

EMPLOYEES

We have no employees as of the date of this annual report other than our sole director.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.

Our business plan calls for ongoing expenses in connection with advertising and organizing our events. We have generated minimal revenue from operations to date.

At September 30, 2007, we had cash on hand of $11,308 and we have accumulated a deficit of $44,198 in business development and administrative expenses during the most recent fiscal year. In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds recently available to us is through the sale of additional shares of common stock.

BECAUSE WE HAVE ONLY CONDUCTED EVENTS OF LIMITED CAPACITY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on July 18, 2006 and to date have been involved in organizing smaller events of limited capacity. We have earned little revenues as of the date of this annual report and have incurred total losses of $44,198 from our incorporation to September 30, 2007.

Accordingly, you cannot evaluate our business, and therefore our future prospects, due to a minimal of operating history. To date, our business development activities have consisted solely of organizing two events and negotiating verbal agreements with one DJ, and two venues. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

In addition, there is no guarantee that we will be able to expand our business operations. Even if we expand our operations, at present, we do not know precisely when this will occur.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our business condition, as indicated in our independent accountant's audit report, raises substantial doubt as to our continuance as a going concern. To date, we have completed only part of our business plan and we can provide no assurance that we will be able to generate enough revenue from our events in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business.

IF WE ARE UNABLE TO SIGN CONTRACTS WITH A SIGNIFICANT NUMBER OF VENUES FOR THE USE OF THEIR FACILITIES, OUR BUSINESS WILL FAIL.

The success of our business requires that we enter into contracts with various venues respecting the use of their facilities for our events. If we are unable to conclude agreements with such venues, or if any agreements we reach with them are not on favorable terms that allow us to generate profit, our business will fail. To date, we have no written contracts with any venues.

IF WE ARE UNABLE TO FIND POPULAR DJ'S AND LIVE BANDS TO PERFORM AT OUR EVENTS, OUR BUSINESS MAY FAIL

We will have to constantly deliver new and exiting entertainment to our clientele. If we are unable to find popular performers or to reach agreements with them on favorable terms that allow us to generate profit, our business will fail.

IF WE ARE UNABLE TO ATTRACT ENOUGH PEOPLE TO OUR EVENTS, OUR BUSINESS WILL
FAIL.

Since our revenue comes almost exclusively from admission fees that our people pay when they attend our events, we need to attract enough people to our events in order to cover our costs. If we are unable to attract enough people to our events, we will generate losses and our business to fail.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN

We depend on the services of our sole director, Artiom Balykin, for the future success of our business. The loss of the services of Mr. Balykin could have an adverse effect on our business, financial condition and results of operations. We do not carry any key personnel life insurance policies on Mr. Balykin and we do not have a contract for his services.

IF WE ARE NOT ABLE TO EFFECTIVELY RESPOND TO COMPETITION, OUR BUSINESS MAY FAIL

There are thousands of event promoters of various sizes that compete directly with us. Some of these competitors have established businesses with substantial following and valuable contacts. We will attempt to compete against these groups by establishing networks of promoters who will keep in regular personal contact with our clientele. We cannot assure you that such a marketing plan will be successful or that competitors will not copy our business strategy.

Our inability to achieve profit and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

BECAUSE OUR DIRECTOR AND OFFICER OWNS 57.14% OF OUR OUTSTANDING COMMON STOCK, HE WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Balykin, our director and officer, owns approximately 57.14% of the outstanding shares of our common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Balykin may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS THE ABILITY TO SELL THE
STOCK.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, that is, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.
You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not ownership or leasehold interest in any property. Our president, Mr. Artiom Balykin, provides us with office space and related office services free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock were quoted on the OTC Bulletin Board on May 16,
2007 under the symbol "TGEV".   However,  during  the fiscal year ended
September 30, 2007, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We had 29 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to enter into agreements with Vancouver based night clubs and other venues in order to secure access to establishments for our event. We will also contact DJ's and live musicians with a local following in order to secure their participation at our events.

We intend to contact all suitable venues in the Vancouver, British Columbia area with a view to executing a venue rental agreement with us. We also plan to contact and secure sponsors for our events during this period.

The expected costs of a typical event are outlined below. These figures assume that we will not incur any venue rental costs:


                                       Small           Medium         Large
                                       Event           Event          Event

Costs: per capacity                    400             800            3000

Design, theme, decorations             $200            $300           $1,000
Printing flyers and posters            $500            $700           $2,500
Advertising & Promotions               $500            $800           $1,500
DJ/Performers                          $500            $700           $3,000
Equipment                              $100            $200           $2,000
Total:                                 $1,800          $2,700         $10,000

We can not say with certainty that the revenue generated by our events will be greater than the expenses incurred. In addition to organizational costs, in the next 12 months, we anticipate spending $5,000 on general administrative costs and $15,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

We therefore expect to incur the following costs in the next twelve months in connection with our business operations:

Organizational costs:                       $20,000
General administrative costs:               $10,000

Total:                                      $30,000

In addition, we anticipate spending an additional $10,000 on professional fees. Total expenditures over the next 12 months are therefore expected to be $40,000.

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

In addition to our proposed business plan, we continue to review other potential partnerships and acquisition opportunities in entertainment and other sectors that may be advantageous to our company in terms of maximizing shareholder value. If such a business opportunity will present itself, we may decide to pursue it, changing the course of our business plan.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

We did not earn any revenues during the fiscal year ended September 30, 2007. We have not fully implemented our promotional strategy and can therefore provide no assurance that our business model and plan is economically feasible.

We incurred operating expenses in the amount of $43,028 for the year ended September 30, 2007. These operating expenses were comprised of Bank charges and interest of $173, Filing and Transfer Agent Fes of $12,155, Management Fees of $6,000, Office Expenses of $600 and Professional Fees of $24,100.

Our net loss in fiscal 2007 ($43,028) was higher than in fiscal 2006 ($1,170) primarily due to the incurrence of filing and transfer agent fees, and an increase in professional fees.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.


ITEM 7:  FINANCIAL STATEMENTS

                                TAG EVENTS CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007












REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Tag Events Corp.:

We have audited the accompanying balance sheets ofTag Events Corp. (a development stage company) as of September 30, 2007 and 2006 and the related statements of operations and cash flows for the year ended September 30, 2007, the period from July 18, 2006 (inception)to September 30, 2006. These financial
statements arethe responsibility of the Company's management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management,
as well as evaluating the overall financial statement presentation.   We
believe  that  our  audits  provide a reasonable basis for  our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Tag Events Corp. as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the year ended September 30, 2007, the period from July 18, 2006 (inception) to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will  continue  as  a  going  concern.   As  discussed  in  Note 1 to
the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                       DALE MATHESON CARR-HILTON LABONTE LLP
                                                       CHARTERED ACCOUNTANTS

Vancouver, Canada
November 4, 2007

TAG EVENTS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS


                           ASSETS

                                    September 30,    September 30,
                                    2007             2006


CURRENT ASSETS
 Cash                               $11,308           $18,330

TOTAL ASSETS                        $11,308           $18,330


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
 Accounts payable and
 accrued liabilities                $10,006           $-
 Due to related party (Note 5)       19,000            -

TOTAL CURRENT LIABILITIES            29,006            -

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY
 Common stock (Note 3)
  Authorized:
  75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
  5,250,000 common shares
  (2006: 5,200,000)                  5,250             5,200
 Additional paid-in-capital          21,250            14,300
 Deficit accumulated
 during the development stage        (44,198)          (1,170)

TOTAL STOCKHOLDERS' EQUITY
(DEFICIT)                            (17,698)          18,330

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                    $11,308           $18,330











                                            SEE ACCOMPANYING NOTES





TAG EVENTS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS








                                  Year         July 18, 2006    July 18, 2006
                                  Ended        (Inception) to   (Inception) to
                                  September    September        September
                                  30, 2007     30, 2006         30, 2007

EXPENSES
 Bank charges and interest        $173         $34              $207
 Filing and transfer agent         12,155       -                12,155
 fees
 Management fees (Note 5)          6,000        1,000            7,000
 Office expenses                   600          136              736
 Professional fees                 24,100       -                24,100

NET LOSS                          $(43,028)    $(1,170)         $(44,198)


LOSS PER SHARE - BASIC AND
DILUTED                           $(0.01)      $(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING- BASIC
AND DILUTED                        5,245,205    3,437,162













                                                     SEE ACCOMPANYING NOTES




TAG EVENTS CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM JULY 18, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

                                                             DEFICIT
                                                             ACCUMULATED
                                NUMBER OF  PAR    ADDITIONAL DURING THE
                                COMMON     VALUE  PAID-IN-   DEVELOPMENT
                                SHARES            CAPITAL    STAGE        TOTAL



July 31, 2006
  Subscribed for cash at
  $0.001                        3,500,000  $3,500 $-          $-         $3,500

August 31, 2006
  Subscribed for cash at
  $0.001                        1,000,000   1,000  -           -          1,000
August 31, 2006
  Subscribed for cash at
  $0.02                         350,000     350    6,650       -          7,000
September 30, 2006
  Subscribed for cash at
  $0.02                         350,000     350    6,650       -          7,000
Donated services                -           -      1,000       -          1,000
Net loss                        -           -      -           (1,170)  (1,170)

Balance, September 30, 2006     5,200,000   5,200  14,300      (1,170)   18,330
October 1, 2006
  Subscribed for cash at
  $0.02                         50,000      50     950         -          1,000
Donated services                -           -      6,000       -          6,000
Net loss                        -           -      -          (43,028) (43,028)

Balance, September 30, 2007     5,250,000  $5,250 $21,250    $(44,198)$(17,698)























                             SEE ACCOMPANYING NOTES


TAG EVENTS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS



                          YEAR        JULY 18, 2006     JULY 18, 2006
                          ENDED       (INCEPTION) TO    (INCEPTION) TO
                          SEPTEMBER   SEPTEMBER         SEPTEMBER
                          30, 2007    30, 2006          30, 2007

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss                 $(43,028)   $(1,170)          $(44,198)
 Non-cash item:
 Donated services          6,000       1,000             7,000
 Change in non-cash working
 capital item:
Accounts Payable           10,006      -                 10,006

 Net cash used in
 operations                (27,022)    (170)             (27,192)

CASH FLOWS FROM
FINANCING ACTIVITIES
 Shares issued for cash    1,000       18,500            19,500
 Related party advances    19,000      -                 19,000

 Net cash provided by
 financing activities      20,000      18,500            38,500


Net increase (decrease)
in cash                    (7,022)     18,330            11,308

Cash, beginning            18,330      -                 -

Cash, ending              $11,308     $18,330           $11,308


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

 Interest                 $-          $-                $-

 Taxes                    $-          $-                $-






                               SEE ACCOMPANYING NOTES

TAG EVENTS CORP.
(A Development Stage
Company)
Notes To The Financial Statements
September 30, 2007
1.  NATURE AND CONTINUANCE OF OPERATIONS

Tag Events Corp. (the  "Company") was incorporated under  the  laws of State of
Nevada, U.S. on July  18, 2006. The  Company  is in the business of  organizing
events.  The Company  is considered to be a development stage company and   has
not generated any revenues from operations.

These  financial  statements  have been prepared on a going concern basis which assumes the Company  will be  able to realize its assets and discharge its
liabilities in the normal course ofbusiness for the foreseeable future.   The
Company has  incurred  losses  since inception resulting in an accumulated deficit of $44,198 as at September 30, 2007 and further losses are anticipated in the  development of its  business raising substantial doubt about the
Company's ability to continue as a going concern.  The  ability  to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating  costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Development Stage Company

The Company complies with the Financial Accounting Standards Board Statement
No. 7, its characterization of the  Company as a development stage enterprise.

Use of Estimatesand Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency
Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable  and  accrued liabilities and amounts due to related party approximates their fair value because of the short
maturity of these instruments.   Unless  otherwise  noted, it is management's
opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

TAG EVENTS CORP.
(A Development Stage Company)
Notes To The Financial Statements
September 30, 2007
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax  consequences  attributable to differences between the financial statement carrying values and their respective income tax basis (temporary
differences).   The  effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2007 a full deferred tax asset valuation allowance has been provided and  no  deferred  tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Stock-based Compensation

A. The Company accounts for all stock-based awards in accordance with the fair value method for accounting in accordance with SFAS No. 123R. The fair value accounting for stock-based compensation awards are calculated using the Black-Scholes option pricing model. To September 30, 2007 no stock options have been granted.

    Recent Accounting Pronouncements

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS
    No. 159 is effective for  fiscal years beginning after November 15, 2007.
    The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

3.    COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. During the period ended
September 30, 2006, the Company issued 5,200,000 common shares for total cash proceeds of $18,500. During the year ended September 30, 2007 the Company issued 50,000 common shares for total cash proceeds of $1,000.

TAG EVENTS CORP.
(A Development Stage Company)
Notes To The Financial Statements
September 30, 2007
4.    INCOME TAXES

As of September 30, 2007, the Company had net operating loss carry forwards of approximately $44,000 that may be available to reduce future years' taxable income through 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5.    RELATED PARTY TRANSACTIONS

At September 30, 2007 the Company owed a shareholder $19,000 (2006: nil) for cash advances. This amount is non-interest bearing, unsecured and payable upon demand.

The Company recognized donated services by a director of the Company for management fees, valued at $500 per month, totaling $6,000 for the year ended
September 30, 2007 (2006:  $1,000).   Related  party  transactions  are
measured  at the exchange amount, which is the amount agreed to between the related parties.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

EVALUTION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

CONCLUSIONS

Based upon his evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name               Age   Position with Registrant             Served as a
Director or
                                                              Officer Since

Artiom Balykin     28    President, C.E.O,                   July 18, 2006
                         Secretary, Treasurer,
                         principal accounting
                         officer, principal
                         financial officer and
                         director

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

MR. BALYKIN has acted as our President and as a director since our incorporation on July 18, 2006. Mr Balykin devotes about 20% of his business time to planning and organizing events for Tag Events Corp. From June 2006 to present, Mr. Balykin has worked as a self-employed consultant providing administrative services to various companies. From September 2004 to July 2006, he was involved in event planning in rented halls and nightclubs. During the same time, Mr Balykin was also involved in marketing and finding new placements for an entertainment company involved in the distribution of arcade games. From September 2000 to April 2005, Mr. Balykin was a full time business student at the University of British Columbia's Sauder School of Business. He graduated with a Bachelor of Commerce degree in May 2005.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of  all Section 16(a) forms they file. Based on our review of the copies of
such forms  we  received,  we believe that   during  the  fiscal  year  ended
September 30, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                               Of  late          Not Timely         Failures
                               Reports           Reported           To File a
Name and principal position                                         Required
                                                                    Form
---------------------------    --------------    -----------        -----------

Artiom Balykin                 0                 0                  0
(President, Secretary,
Treasurer, and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2007.


        Annual Compensation            Long Term Compensation
                          Other        Restricted         LTIP
Name                      Annual       Stock    Options/  Payouts All Other
& Title Year Salary Bonus Compensation Awarded  SARs (#)  ($)     Compensation

Artiom  2007 $0     0     0            0        0         0       0
Balykin
President,
Secretary
and
Treasurer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at September 30, 2007, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and
(iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF    NAME AND ADDRESS         BENEFICIAL   PERCENT
CLASS       OF BENEFICIAL OWNER      OWNERSHIP    OF CLASS

COMMON      Artiom Balykin,           3,000,000   57.14%
STOCK       President, Chief
            Executive Officer,
            Secretary, Treasurer
            and Director
            1239 West Georgia Street
            Suite 1208, Vancouver,
            BC V6E 4R8

COMMON      All officers and directors     3,000,000   57.14%
STOCK       as a group that consists
            of one person

The percent of class is based on 5,250,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

      3.1*  Articles of Incorporation
      3.2*  Bylaws
      31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
      31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  filed as an exhibit to our registration statement on Form SB-2 dated February 8, 2007

Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of fiscal 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our   principal  accountants,  Dale  Matheson  Carr-Hilton  LaBonte,  Chartered
Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                  Fiscal year ended    Fiscal year ended
                   September, 2006     September 30, 2007

Audit fees             $5,000                $5,000
Audit-related fees     Nil                      Nil
Tax fees               Nil                      Nil
All other fees         Nil                      Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tag Events Corp.

By      /s/ Artiom Balykin
        Artiom Balykin
        President, CEO, Treasurer, Secretary & Director
        Date: November  29, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By      /s/ Artiom Balykin
        Artiom Balykin
        President, CEO, Treasurer, Secretary & Director
        Date: November 29, 2007