Form 10QSB
period 2007-12-31
Tag Events Corp.
filed 2008-02-14
CIK 1388855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended December 31, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period _____________ to _____________

                        Commission File Number 333-131168

                                TAG EVENTS CORP.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,250,000 Shares of $0.001 par value common stock outstanding as of February 14, 2008.

TAG EVENTS CORP.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                    December 31,      September 30,
                                                                       2007               2007
                                                                     --------           --------
                                                                    (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $  8,805           $ 11,308
                                                                     --------           --------

      TOTAL ASSETS                                                   $  8,805           $ 11,308
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $  7,550           $ 10,006
  Loan from shareholder                                                19,000             19,000
                                                                     --------           --------

      TOTAL CURRENT LIABILITIES                                        26,550             29,006
                                                                     --------           --------
STOCKHOLDERS' DEFICIT
  Capital stock
    Authorized:
    75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
    5,250,000 common shares                                             5,250              5,250
  Additional paid-in-capital                                           22,750             21,250
  Deficit accumulated during the development stage                    (45,745)           (44,198)
                                                                     --------           --------

      TOTAL STOCKHOLDERS' DEFICIT                                     (17,745)           (17,698)
                                                                     --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  8,805           $ 11,308
                                                                     ========           ========


                             See Accompanying Notes

TAG EVENTS CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                              Cumulative from
                                                        Three Months        Three Months       July 18, 2006
                                                           Ended               Ended          (Inception) to
                                                        December 31,        December 31,        December 31,
                                                           2007                2006                2007
                                                        ----------          ----------          ----------
GENERAL AND ADMINISTRATION EXPENSES
  Bank charges and interest                             $       47          $       50          $      254
  Filing and transfer agent fees                                --                  --              12,155
  Management fees                                            1,500               1,500               8,500
  Office expenses                                               --                 100                 736
  Professional fees                                             --               5,653              24,100
                                                        ----------          ----------          ----------

NET LOSS                                                $    1,547          $    7,303              45,745
                                                        ==========          ==========          ==========

LOSS PER SHARE - BASIC AND DILUTED                      $     0.00          $     0.00
                                                        ==========          ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     5,250,000           5,213,889
                                                        ==========          ==========


                             See Accompanying Notes

TAG EVENTS CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                Cumulative from
                                                            Three Months       Three Months      July 18, 2006
                                                               Ended              Ended         (Inception) to
                                                            December 31,       December 31,       December 31,
                                                               2007               2006               2007
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $ (1,547)          $ (7,303)          $(45,745)
  Non-cash items:
    Management fees                                             1,500              1,500              8,500
  Changes in non-cash working capital item:
    Accounts payable                                           (2,456)                --              7,550
                                                             --------           --------           --------

          Net cash used in operations                          (2,503)            (5,803)           (29,695)
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Shares subscribed for cash                                       --              1,000             19,500
  Loans from related party                                         --                 --             19,000
                                                             --------           --------           --------

          Net cash provided by financing activities                --              1,000             38,500
                                                             --------           --------           --------

Net increase (decrease) in cash                                (2,503)            (4,803)          $  8,805

Cash beginning                                                 11,308             18,330                 --
                                                             --------           --------           --------

Cash ending                                                  $  8,805           $ 13,527           $  8,805
                                                             ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Taxes                                                      $     --           $     --           $     --
                                                             ========           ========           ========


                             See Accompanying Notes

TAG EVENTS CORP.
(A Development Stage Company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's registration statement filed on Form SB-2 filed with the Securities and Exchange Commission. The interim
Unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

ITEM 2. PLAN OF OPERATION

OVERVIEW

We were incorporated pursuant to the laws of Nevada on July 18, 2006. During the quarter ended December 31, 2007, we did not organize any events and did not generate revenue. We had a total of two events since our incorporation. We do not have any plans yet for our next event.

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

SOURCES AND USES OF CASH

At December 31, 2007, our current assets consisted of $8,805 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately four months, provided we do not organize any major events during that time period.

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

RESULTS OF OPERATIONS

We did not earn any revenue during the three-month period ended December 31, 2007. We do not anticipate earning significant revenues until such time as we have entered into regular booking contracts with venues and commenced conducting events of greater magnitude and with more frequency.

We incurred operating expenses in the amount of $1,547 for the three-month period ended December 31, 2007. These operating expenses were comprised of bank charges and interest of $47, and donated management fees recorded at $1,500.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. This evaluation was conducted by Artiom Balykin, our chief executive officer and our principal accounting officer.

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

We did not file any current reports on Form 8-K during the three-month period ended December 31, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2008

Tag Events Corp.


/s/ Artiom Balykin
--------------------------------
Artiom Balykin, President


/s/ Artiom Balykin
--------------------------------
Artiom Balykin
Principal accounting officer and
principal financial officer