Form 10QSB
period 2008-03-31
Tag Events Corp.
filed 2008-05-15
CIK 1388855

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended March 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                       Commission file number: 333-131168

                                TAG Events Corp.
                 (Name of small business issuer in its charter)

           Nevada                                         20-5526104
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  1Building No. 1, Suite A-609, Jin Gang Guo Ji
                    No. 19 XI Da Wang Lu, Chao Yang District
                   Beijing, People's Republic of China V100022
                    (Address of principal executive offices)

                                (010) 13146252516
                           (Issuer's telephone number)

Securities registered pursuant to                      Name of each exchange
     Section 12(b) of the Act:                          on which registered:
     -------------------------                          --------------------
               None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          Applicable Only to Issuer Involved in Bankruptcy Proceedings
                      During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No [ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

          Class                                   Outstanding as of May 12, 2008
          -----                                   ------------------------------
Common Stock, $0.001 par value                                5,250,000

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TAG EVENTS CORP.

                                   FORM 10-QSB

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4
            Balance Sheets
            Statements of Operations
            Statements of Cash Flows
            Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
         or Plan of Operation                                                 8

Item 3.  Controls and Procedures                                             13

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 2.  Unregistered Sales of Securities and Use of Proceeds                14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            15

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of TAG Events Corp. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to successfully compete in the apparel and fiber markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimate, projections or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

TAG EVENTS CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)
--------------------------------------------------------------------------------

                                                                     March 31,        September 30,
                                                                       2008               2007
                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $ 16,119           $ 11,308
                                                                     --------           --------

      TOTAL ASSETS                                                   $ 16,119           $ 11,308
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $  3,180           $ 10,006
  Loan from shareholder                                                35,482             19,000
                                                                     --------           --------

      TOTAL CURRENT LIABILITIES                                        38,662             29,006
                                                                     --------           --------

STOCKHOLDERS' DEFICIT
  Capital stock
   Authorized:
    75,000,000 common shares with a par value of $0.001
   Issued and outstanding:
    5,250,000 common shares                                             5,250              5,250
  Additional paid-in-capital                                           24,250             21,250
  Deficit accumulated during the exploration stage                    (52,043)           (44,198)
                                                                     --------           --------

TOTAL STOCKHOLDERS' DEFICIT                                           (22,543)           (17,698)
                                                                     --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $ 16,119           $ 11,308
                                                                     ========           ========


                             See Accompanying Notes

TAG EVENTS CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Cumulative from
                                             Six Months      Six Months     Three Months     Three Months     July 18 2006
                                               Ended           Ended           Ended            Ended        (Inception) to
                                              March 31,       March 31,       March 31,        March 31,        March 31,
                                                2008            2007            2008             2007             2008
                                             ----------      ----------      ----------       ----------       ----------
GENERAL AND ADMINISTRATION EXPENSES
  Bank charges and interest                  $       82      $      126      $       35       $       76       $      289
  Filing and transfer agent fees                     80              --              80               --           12,235
  Management fees                                 3,000           3,000           1,500            1,500           10,000
  Office expenses                                    --             321              --              221              736
  Professional fees                               4,683          15,568           4,683            9,915           28,783
                                             ----------      ----------      ----------       ----------       ----------

NET LOSS                                     $   (7,845)     $  (19,015)     $   (6,298)      $  (11,712)      $  (52,043)
                                             ==========      ==========      ==========       ==========       ==========

LOSS PER SHARE - BASIC AND DILUTED           $    (0.00)     $    (0.00)     $    (0.00)      $    (0.00)
                                             ==========      ==========      ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                  5,250,000       5,250,000       5,250,000        5,240,385
                                             ==========      ==========      ==========       ==========


                             See Accompanying Notes

TAG EVENTS CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                               Cumulative from
                                                            Six Months         Six Months        July 18 2006
                                                              Ended              Ended          (Inception) to
                                                             March 31,          March 31,          March 31,
                                                               2008               2007               2008
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $ (7,845)          $(19,015)          $(52,043)
  Adjustments to reconcile net loss to net cash
    Management fees                                             3,000              3,000             10,000
    Accounts payable                                           (6,826)                --              3,180
                                                             --------           --------           --------

          Net cash used in operations                         (11,671)           (16,015)           (38,863)
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Shares subscribed for cash                                       --              1,000             19,500
  Loans from related party                                     16,482                 --             35,482
                                                             --------           --------           --------

          Net cash provided by financing activities            16,482              1,000             54,982
                                                             --------           --------           --------

Net increase (decrease) in cash                                 4,811            (15,015)            16,119

Cash beginning                                                 11,308             18,330                 --
                                                             --------           --------           --------

Cash ending                                                  $ 16,119           $  3,315           $ 16,119
                                                             ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Taxes                                                      $     --           $     --           $     --
                                                             ========           ========           ========


                             See Accompanying Notes

TAG EVENTS CORP.
(A Development Stage Company)
Note To The Financial Statements
March 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Interim Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

In this Quarterly Report, "we", "us" or "our" refer to TAG Events Corp., unless the context otherwise requires.

OVERVIEW

TAG Events Corp. was formed on July 18, 2006 under the laws of the State of Nevada. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register an aggregate of 2,250,000 shares of our common stock. The registration statement was declared effective by the Securities and Exchange Commission on February 27, 2007.

We are involved in the music event organization and promotion. As of the date of this Quarterly Report, we have held two recorded music events in night clubs located in Vancouver, British Columbia, Canada featuring locally known disc jockeys. We generate revenue at such events by selling admission tickets to patrons who wish to attend our events. We intend to begin to organize live music concerts in Vancouver, British Columbia area. We have developed valuable contacts in the Vancouver entertainment and promotions industry. Our business strategy is to continue to organize music events in night clubs in Vancouver. We also intend to seek sponsors for our events in order to recoup some of our organization and promotional expenses relating to our events. Typically, a sponsor will pay a fee in return for advertisement and promotion of their respective product at our events. In order to attract prominent sponsors, we intend to increase attendance at our events and the popularity of our brand. We anticipate inviting top disc jockeys and live bands to perform at our events. We believe that as the quality and popularity of our performers increases, we will have to pay higher amounts to secure such artists.

RESULTS OF OPERATIONS

                                   Six-month Period Ended March 31,
                                      2008                2007         % Change
                                      ----                ----         --------
     Revenues                       $      0           $      0            0%
     Net Loss/Income                $ (7,845)          $(19,015)          75%
     Earnings (Loss)/share          $  (0.00)          $  (0.00)           0%

SIX-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED WITH SIX-MONTH PERIOD ENDED MARCH 31, 2007

Our net operational losses during the six-month period ended March 31, 2008 was ($7,845) compared to a net loss of ($19,015) during the six-month period ended March 31, 2007 (a decrease of $11,170. During the six-month periods ended March 31, 2008 and 2007, we did not generate any revenue.

During the six-month period ended March 31, 2008, we incurred general and administrative expenses of approximately $7,845 compared to $19,015 incurred during the six-month period ended March 31, 2007 (a decrease of $11,170). These general and administrative expenses incurred during the six-month period ended March 31, 2008 consisted of: (i) professional fees of $4,683 (2007: $15,568);
(ii) management fees of $3,000 (2007: $3,000); (iii) bank charges and interest of $82 (2007: $126); (iv) filing and transfer agent fees of $80 (2007: $-0-); and (v) office expenses of $-0- (2007: $321).

During the six-month periods ended March 31, 2008, our general and administrative expenses decreased from the six-month period ended March 31, 2007 primarily due to a decrease in professional fees incurred. Professional fees incurred during the six-month period ended March 31, 2007 primarily related to the filing of our registration statement with the Securities and Exchange Commission.

Our net loss during the six-month period ended March 31, 2008 was ($7,845) or ($0.00) per share compared to a net loss of ($19,015) or ($0.00) per share during the six-month period ended March 31, 2007. The weighted average number of shares outstanding was 5,250,000 for the six-month periods ended March 31, 2008 and 2007.

THREE-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 2007

Our net operational losses during the three-month period ended March 31, 2008 was ($6,298) compared to a net loss of ($11,712) during the three-month period ended March 31, 2007 (a decrease of $5,414). During the three-month periods ended March 31, 2008 and 2007, we did not generate any revenue.

During the three-month period ended March 31, 2008, we incurred general and administrative expenses of approximately $6,298 compared to $11,712 incurred during the three-month period ended March 31, 2007 (a decrease of $5,414). These general and administrative expenses incurred during the three-month period ended March 31, 2008 consisted of: (i) professional fees of $4,683 (2007: $9,915);
(ii) management fees of $1,500 (2007: $1,500); (iii) bank charges and interest of $35 (2007: $76); (iv) filing and transfer agent fees of $80 (2007: $-0-); and
(v) office expenses of $-0- (2007: $221).

During the three-month period ended March 31, 2008, our general and administrative expenses decreased from the three-month period ended March 31, 2007 primarily due to a decrease in professional fees incurred. Professional fees incurred during the three-month period ended March 31, 2007 primarily related to the filing of our registration statement with the Securities and Exchange Commission.

Our net loss during the three-month period ended March 31, 2008 was ($6,298) or ($0.00) per share compared to a net loss of ($11,712) or ($0.00) per share during the three-month period ended March 31, 2007. The weighted average number of shares outstanding was 5,250,000 for the three-month periods ended March 31, 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED MARCH 31, 2008

As at the six-month period ended March 31, 2008, our current assets were $16,119 and our current liabilities were $38,662, which resulted in a working capital deficiency of ($22,543). As at the six-month period ended March 31, 2008, current assets were comprised of $16,199 in cash. As at the six-month period ended March 31, 2008, current liabilities were comprised of $3,180 in accounts payable and $35,482 in loan from shareholder.

As at the six-month period ended March 31, 2008, our total assets were $16,119 comprised entirely of current assets compared to $11,308 at fiscal year ended September 30, 2007. The increase in total assets during the six-month period ended March 31, 2008 from fiscal year ended September 30, 2007 was due to the increase in cash.

As at the six-month period ended March 31, 2008, our total liabilities were $38,662 comprised entirely of current liabilities compared to $29,006 at fiscal year ended September 30, 2007. The decrease in liabilities during the six-month period ended March 31, 2008 from fiscal year ended September 30, 2007 was primarily due to the payment of accounts payable and accrued liabilities.

Stockholders' deficit increased from ($17,698) for fiscal year ended September 30, 2007 to ($22,543) for the six-month period ended March 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended March 31, 2008, net cash flows used in operating activities was ($11,671), consisting primarily of a net loss of ($7,845). Net cash flows used in operating activities was adjusted by ($6,826) relating to accounts payable and by $3,000 regarding management fees. For the six-month period ended March 31, 2007, net cash flows used in operating activities was ($16,015), consisting primarily of a net loss of ($19,015), and adjusted by $3,000 for management fees.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended March 31, 2008, net cash flows provided from financing activities was $16,482 compared to $1,000 for the six-month period ended March 31, 2007. Cash flows from financing activities for the six-month period ended March 31, 2008 consisted of loan from related party compared to shares subscribed for cash in 2007.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next four months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to increased business operations. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

At March 31, 2008, our current assets consisted of $16,119 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately four months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

In order to increase our revenue in the future, we will have to organize more events and increase the entry ticket prices. In order to justify higher prices, we will need to organize events with world-famous disc jockeys and live bands. We have not entered into any agreements with world-famous disc jockeys or live bands regarding future events to date and cannot be assured that we will be able to do so.

In addition to our proposed business plan, we continue to review other potential partnerships and acquisition opportunities in entertainment and other sectors that may be advantageous to our company in terms of maximizing shareholder value. If such a business opportunity will present itself, we may decide to pursue it, changing the course of our business plan. Currently, we are reviewing a number of potential business opportunities in China.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Crescent Liu, our Chief Operating Officer and Artiom Balykin, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Messrs. Liu and Balykin concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this Quarterly Report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Effective on March 12, 2008, our prior President and sole director, Art Balykin ("Seller") entered into an agreement for sale and purchase of securities (the "Agreement") with Mr. Liu. In accordance with the terms and provisions of the Agreement, Seller sold an aggregate of 3,000,000 shares of our common stock held of record representing a 57.14% equity interest to Mr. Liu in a private transaction under Section 4 1/2 of the Securities Act of 1933, as amended, for aggregate consideration of $50,000. The source of funds used by Mr. Liu were personal funds.

As a result, there has been a change in our control. As of the date of this Quarterly Report, there are 5,250,000 shares of common stock issued and outstanding. Thus, the acquisition by Mr. Liu of the 3,000,000 shares of common stock represents an equity interest of 57.14%. Other than as disclosed, there are no arrangements or understandings between Seller and Mr. Liu and their respective agents and associates with respect to election of directors or other matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION

Effective on March 12, 2008, our Board of Directors accepted the resignation of Artiom Balykin as our President and a director. Mr. Balykin will remain in his executive position as our Secretary/Treasurer. On the same date, the Board of Directors accepted the consent of Crescent Liu to act as our director of the Company. On the same date, the Board of Directors further appointed Mr. Liu as our President. As a result of these changes, our Board and executive officer positions are as follows:

          Name                                  Position
          ----                                  --------

     Crescent Liu             Chief Executive Officer/President, and director

     Artiom Balykin           Secretary/Treasurer/Chief Financial Officer

BIOGRAPHY

CRESCENT LIU. Mr. Liu has been an independent business consultant advising companies in the areas of intellectual property and technology and strategic development since 2006. From approximately August 2001 to August 2006, Mr. Liu was the technical advisor for Beijing Creative Technology Co. Ltd., an intellectual technology company specializing in computer system integration. From August 2000 to August 2001, Mr Liu was director of technology for BTG Travel & Tours, a Beijing based travel service company. Mr. Liu is a Microsoft, Unix and Cisco certified technician. He has also received Management by Objective Training from Hewlett Packard China. Mr. Liu graduated from Beijing
Institute of Mechanical Engineering in 1997 with a Bachelor's degree in Engineering Management. Mr. Liu is fluent in English and Mandarin Chinese.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are included in this report: See "Exhibit Index" immediately following the following the signature page of this Form 10-QSB.

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      TAG Events Corp.


Date: May 14, 2008                    By: /s/ Crescent Liu
                                         ---------------------------------------
                                         Crescent Liu, Chief Executive Officer


Date: May 14, 2008                    By: /s/ Artiom Balykin
                                         ---------------------------------------
                                         Artiom Balykin
                                         Chief Financial Officer