Form 10QSB
period 2008-06-30
Tag Events Corp.
filed 2008-08-13
CIK 1388855

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ___________

                       Commission file number: 333-131168

                                TAG Events Corp.
                 (Name of small business issuer in its charter)

           Nevada                                                 20-5526104
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  Building No. 1, Suite A-609, Jin Gang Guo Ji
                    No. 19 XI Da Wang Lu, Chao Yang District
                   Beijing, People's Republic of China V100022
                    (Address of principal executive offices)

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          Applicable Only to Issuer Involved in Bankruptcy Proceedings
                        During the Preceding Five Years.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

          Class                                Outstanding as of August 11, 2008
          -----                                ---------------------------------
Common Stock, $0.001 par value                             10,500,000

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TAG EVENTS CORP.

                                   FORM 10-QSB

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements                                                 4
          Balance Sheets
          Statements of Operations
          Statements of Cash Flows
          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
        or Plan of Operation                                                 8

Item 3. Controls and Procedures                                             13

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   14

Item 2. Unregistered Sales of Securities and Use of Proceeds                14

Item 3. Defaults Upon Senior Securities                                     15

Item 4. Submission of Matters to a Vote of Security Holders                 15

Item 5. Other Information                                                   15

Item 6. Exhibits                                                            16

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAG EVENTS CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)
--------------------------------------------------------------------------------

                                                                       June 30,         September 30,
                                                                         2008               2007
                                                                       --------           --------
                                          ASSETS

CURRENT ASSETS
  Cash                                                                 $ 13,085           $ 11,308
                                                                       --------           --------

      TOTAL ASSETS                                                     $ 13,085           $ 11,308
                                                                       ========           ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $  2,100           $ 10,006
  Loan from shareholder                                                  45,482             19,000
                                                                       --------           --------

      TOTAL CURRENT LIABILITIES                                          47,582             29,006
                                                                       --------           --------
STOCKHOLDERS' DEFICIT
  Capital stock (Note 2)
    Authorized:
    75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
    10,500,000 common shares (September 30, 2007 - 5,250,000)            10,500              5,250
  Additional paid-in-capital                                             20,500             21,250
  Deficit accumulated during the exploration stage                      (65,497)           (44,198)
                                                                       --------           --------

      TOTAL STOCKHOLDERS' DEFICIT                                       (34,497)           (17,698)
                                                                       --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 13,085           $ 11,308
                                                                       ========           ========


    the Accompanying Notes are an Integral Part of These Financial Statements

TAG EVENTS CORP.
(An Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Cumulative From
                                           Three Months     Three Months     Nine Months      Nine Months      July 18, 2006
                                              Ended            Ended            Ended            Ended        (Inception) to
                                             June 30,         June 30,         June 30,         June 30,         June 30,
                                               2008             2007             2007             2008             2008
                                            ----------       ----------       ----------       ----------       ----------
EXPENSES
  Bank charges and interest                 $       38       $       25       $      120       $      151       $      327
  Filing and transfer agent fees                 2,256               --            2,336               --           14,491
  Management fees                                1,500            1,500            4,500            4,500           11,500
  Office expenses                                   --               --               --              321              736
  Professional fees                             12,840              477           14,343           16,045           38,443
                                            ----------       ----------       ----------       ----------       ----------

NET LOSS                                    $  (16,634)      $   (2,002)      $  (21,299)      $  (21,017)      $  (65,497)
                                            ==========       ==========       ==========       ==========       ==========

LOSS PER SHARE - BASIC AND DILUTED          $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                            ==========       ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED              6,008,333        5,250,000        5,500,000        5,239,377
                                            ==========       ==========       ==========       ==========


    the Accompanying Notes are an Integral Part of These Financial Statements

TAG EVENTS CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                               Cumulative From
                                                           Nine Months        Nine Months        July 18, 2006
                                                              Ended              Ended          (Inception) to
                                                             June 30,           June 30,           June 30,
                                                               2007               2008               2008
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(21,299)          $(21,017)          $(65,497)
  Non-cash item:
    Management fees
  Change in non-cash working capital item:                      4,500              4,500             11,500
    Accounts payable                                           (7,906)                --              2,100
                                                             --------           --------           --------

          Net cash used in operations                         (24,705)           (16,517)           (51,897)
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Shares subscribed for cash                                       --              1,000             19,500
  Loans from shareholder                                       26,482              4,000             45,482
                                                             --------           --------           --------

          Net cash provided by financing activities            26,482              5,000             64,982
                                                             --------           --------           --------

Net increase (decrease) in cash                                 1,777            (11,517)            13,085

Cash beginning                                                 11,308             18,330                 --
                                                             --------           --------           --------

Cash ending                                                  $ 13,085           $  6,813           $ 13,085
                                                             ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Taxes                                                      $     --           $     --           $     --
                                                             ========           ========           ========
Non-cash item:
  Management fees                                            $  4,500           $  4,500           $ 11,500
                                                             ========           ========           ========


    the Accompanying Notes are an Integral Part of These Financial Statements

TAG EVENTS CORP.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the period ending December 31, 2008.

2. COMMON SHARES

On June 17, 2008, the Company declared a stock dividend of one common share for every one issued and outstanding common share of the Company. This dividend resulted in the issuance of 5,250,000 common shares of the Company.

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

JULY 2008 DIVIDEND

On June 9, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a dividend of one for one (1:1) of our total issued and outstanding shares of common stock (the "2008 Dividend"). Each of our shareholders holding one share of common stock was entitled to receive an additional one share of our restricted common stock. The additional shares of our common stock issued to the shareholders in accordance with the 2008 Dividend were mailed on approximately July 21, 2008 without any action on the part of the shareholders.

The 2008 Dividend was effectuated based on market conditions and upon a determination by our Board of Directors that the 2008 Dividend was in our best interests and of the shareholders. In our judgment, the 2008 Dividend resulted in an increase in shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the 2008 Dividend was to increase the marketability of our common stock.

The 2008 Dividend was effectuated with a record date of July 11, 2008 upon filing the appropriate documentation with NASDAQ. The 2008 Dividend increased issued and outstanding shares of common stock from 5,250,000 to approximately 10,500,000 shares of common stock. The current authorized share capital continued to be 75,000,000 shares of common stock with a par value of $0.001 per share.

RESULTS OF OPERATIONS

                                       Nine-month Period Ended June 30
                                   2008               2007           % Change
                                   ----               ----           --------
     Revenues                    $      0           $      0             0%
     Net Loss/Income             $(21,299)          $(21,017)            1%
     Earnings (Loss)/share       $  (0.00)          $  (0.00)            0%

NINE-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED WITH NINE-MONTH PERIOD ENDED JUNE 30, 2007

Our net operational losses during the nine-month period ended June 30, 2008 was ($21,299) compared to a net loss of ($21,017) during the nine-month period ended June 30, 2007 (an increase of $282. During the nine-month periods ended June 30, 2008 and 2007, we did not generate any revenue.

During the nine-month period ended June 30, 2008, we incurred expenses of approximately $21,299 compared to $21,017 incurred during the nine-month period ended June 30, 2007 (an increase of $282). These expenses incurred during the nine-month period ended June 30, 2008 consisted of: (i) professional fees of $14,343 (2007: $16,045); (ii) management fees of $4,500 (2007: $4,500); (iii)
bank charges and interest of $120 (2007: $151); (iv) filing and transfer agent fees of $2,336 (2007: $-0-); and (v) office expenses of $-0- (2007: $321).

During the nine-month period ended June 30, 2008, our expenses increased slightly from the nine-month period ended June 30, 2007 primarily due to an increase in filing and transfer agent fees relating to the 2008 Dividend.

Our net loss during the nine-month period ended June 30, 2008 was ($21,299) or ($0.00) per share compared to a net loss of ($21,017) or ($0.00) per share during the nine-month period ended June 30, 2007. The weighted average number of shares outstanding was 5,500,000 for the nine-month period ended June 30, 2008 compared to 5,239,377 for the nine-month period ended June 30, 2007.

THREE-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 2007

Our net operational losses during the three-month period ended June 30, 2008 was ($16,634) compared to a net loss of ($2,002) during the three-month period ended June 30, 2007 (an increase of $14,632. During the three-month periods ended June 30, 2008 and 2007, we did not generate any revenue.

During the three-month period ended June 30, 2008, we incurred expenses of approximately $16,634 compared to $2,002 incurred during the three-month period ended June 30, 2007 (an increase of $14,632). These expenses incurred during the three-month period ended June 30, 2008 consisted of: (i) professional fees of $12,840 (2007: $477); (ii) management fees of $1,500 (2007: $1,500); (iii) bank charges and interest of $38 (2007: $25); and (iv) filing and transfer agent fees of $2,256 (2007: $-0-).

During the three-month period ended June 30, 2008, our expenses increased from the three-month period ended June 30, 2007 primarily due to an increase in professional fees incurred and filing and transfer agent fees. Professional fees increased based upon incurred of auditing and legal fees associated with public companies.

Our net loss during the three-month period ended June 30, 2008 was ($16,634) or ($0.00) per share compared to a net loss of ($2,002) or ($0.00) per share during the three-month period ended June 30, 2007. The weighted average number of shares outstanding was 6,008,333 for the three-month period ended June 30, 2008 compared to 5,250,000 for the three-month period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED JUNE 30, 2008

As at the nine-month period ended June 30, 2008, our current assets were $13,085 and our current liabilities were $47,582, which resulted in a working capital deficiency of ($34,497). As at the nine-month period ended June 30, 2008, current assets were comprised of $13,085 in cash. As at the nine-month period ended June 30, 2008, current liabilities were comprised of $45,582 in loan from shareholder and $2,100 in accounts payable and accrued liabilities.

As at the nine-month period ended June 30, 2008, our total assets were $13,085 comprised entirely of current assets compared to $11,308 at fiscal year ended September 30, 2007. The increase in total assets during the nine-month period ended June 30, 2008 from fiscal year ended September 30, 2007 was due to the increase in cash.

As at the nine-month period ended June 30, 2008, our total liabilities were $47,582 comprised entirely of current liabilities compared to $29,006 at fiscal year ended September 30, 2007. The increase in liabilities during the nine-month period ended June 30, 2008 from fiscal year ended September 30, 2007 was primarily due to the increase in amounts loaned to us from shareholder.

Stockholders' deficit increased from ($17,698) for fiscal year ended September 30, 2007 to ($34,497) for the nine-month period ended June 30, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended June 30, 2008, net cash flows used in operating activities was ($24,705), consisting primarily of a net loss of ($21,299). Net cash flows used in operating activities was changed by ($7,906) relating to accounts payable and by $4,500 regarding management fees. For the nine-month period ended June 30, 2007, net cash flows used in operating activities was ($16,517), consisting primarily of a net loss of ($21,017), and adjusted by $4,500 for management fees.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended June 30, 2008, net cash flows provided from financing activities was $26,482 compared to $5,000 for the nine-month period ended June 30, 2007. Cash flows from financing activities for the nine-month period ended June 30, 2008 consisted of loan from related party. Cash flows from financing activities for the nine-month period ended June 30, 2007 consisted of $4,000 in loan from related party and $1,000 from shares subscribed for cash.

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

At June 30, 2008, our current assets consisted of $13,085 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately four months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 3. INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Crescent Liu, our Chief Operating Officer and Artiom Balykin, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Messrs. Liu and Balykin concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

2008 DIVIDEND

On June 9, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved the 2008 Dividend. Each of our shareholders holding one share of common stock was entitled to receive an additional one share of our restricted common stock. The additional shares of our common stock issued to the shareholders in accordance with the 2008 Dividend were mailed on approximately July 21, 2008 without any action on the part of the shareholders.

The 2008 Dividend was effectuated based on market conditions and upon a determination by our Board of Directors that the 2008 Dividend was in our best interests and of the shareholders. In our judgment, the 2008 Dividend resulted in an increase in shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the 2008 Dividend was to increase the marketability of our common stock.

The 2008 Dividend was effectuated with a record date of July 11, 2008 upon filing the appropriate documentation with NASDAQ. The 2008 Dividend increased issued and outstanding shares of common stock from 5,250,000 to approximately 10,500,000 shares of common stock. The current authorized share capital continued to be 75,000,000 shares of common stock with a par value of $0.001 per share.

CHANGE IN CONTROL

Effective on March 12, 2008, our prior President and sole director, Artiom Balykin ("Seller") entered into an agreement for sale and purchase of securities (the "Agreement") with Mr. Liu. In accordance with the terms and provisions of the Agreement, Seller sold an aggregate of 3,000,000 shares of our common stock held of record representing a 57.14% equity interest to Mr. Liu in a private transaction under Section 4 1/2 of the Securities Act of 1933, as amended, for aggregate consideration of $50,000. The source of funds used by Mr. Liu were personal funds.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

CHANGE IN FISCAL YEAR

On June 9, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a change in our fiscal year end from September 30 to December 31. The change in fiscal year end will be effective for the year 2008.

RESIGNATION OF OFFICER/DIRECTOR

Effective on March 12, 2008, our Board of Directors accepted the resignation of Artiom Balykin as our President and a director. Mr. Balykin will remain in his executive position as our Secretary/Treasurer/Chief Financial Officer. On the same date, the Board of Directors accepted the consent of Crescent Liu to act as our director. On the same date, the Board of Directors further appointed Mr. Liu as our President. As a result of these changes, our Board and executive officer positions are as follows:

          Name                                    Position
          ----                                    --------

     Crescent Liu               Chief Executive Officer/President and a director

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

                                     TAG Events Corp.


Date: August 12, 2008                By: /s/ Crescent Liu
                                         ---------------------------------------
                                         Crescent Liu, Chief Executive Officer


Date: August 12, 2008                By: /s/ Artiom Balykin
                                         ---------------------------------------
                                         Artiom Balykin, Chief Financial Officer