Form 10-Q
period 2008-09-30
Deer Consumer Products, Inc.
filed 2008-11-14
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-131168
(Commission file number)

DEER CONSUMER PRODUCTS, INC
(Exact name of registrant as specified in its charter)

Nevada	20-5526104
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

Area 2, 1/F, Building M-6,
Central High-Tech Industrial Park,
Nanshan, Shenzhen, China
(Address of principal executive offices)

011-86-755-8602-8285
 (Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of November 10, 2008 there were 22,600,000 shares of common stock were outstanding.

DEER CONSUMER PRODCUTS, INC. AND SUBSIDIARIES

DEER CONSUMER PRODCUTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$2,132,900	$1,511,545
Restricted cash	631,301	450,385
Accounts receivable, net	7,864,332	3,491,235
Advances to suppliers	3,239,827	2,817,333
Other receivable	378,978	395,180
Short term investments	29,260	136,647
Due from shareholder	—	1,383,124
Due from related party	3,876,907	—
Inventory	10,793,826	4,153,304
Other current assets	46,912	628,718
Total current assets	28,994,243	14,967,471

PROPERTY AND EQUIPMENT, net	11,493,278	8,576,102

CONSTRUCTION IN PROGRESS	952,979	302,160

INTANGIBLE ASSETS, net	405,377	387,541

OTHER ASSETS	44,472	42,008
TOTAL ASSETS	$41,890,349	$24,275,282

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,776,380	$2,479,056
Other payables	474,465	564,820
Unearned revenue	1,485,577	69,591
Accrued payroll	259,071	134,301
Short term loans	6,067,172	1,691,431
Due to shareholder	—	756,458
Advances from shareholder	—	509,139
Advances from related party	117,039	—
Notes payable	6,402,882	3,160,059
Tax and welfare payable	1,357,509	896,605

Total current liabilities	23,940,095	10,261,460

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 per share; 75,000,000 shares authorized;
22,600,000 and 18,050,000 shares issued and oustanding	22,600	18,050
Additional paid-in capital	9,326,423	9,330,973
Development funds	517,985	343,232
Statutory reserve	1,035,970	686,464
Other comprehensive income	2,305,404	1,303,732
Retained earnings	4,741,872	2,331,371
Total stockholders' equity	17,950,254	14,013,822

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,890,349	$24,275,282

The accompanying notes are an integral part of these consolidated financial statements

DEER CONSUMER PRODCUTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$11,542,215	$7,008,973	$32,045,142	$20,937,201

Cost of Revenue	8,255,913	5,410,111	24,550,251	16,508,880

Gross profit	3,286,302	1,598,862	7,494,891	4,428,321

Operating expenses
Selling expenses	672,714	377,262	1,882,130	1,062,204
General and administrative expenses	943,467	489,504	2,182,969	1,157,695
Total operating expenses	1,616,181	866,766	4,065,099	2,219,899

Income from operations	1,670,121	732,096	3,429,792	2,208,422

Non-operating income (expense):
Financing costs	(1,926)	(255)	(48,361)	(308)
Interest income	1,693	9,549	8,548	9,549
Interest expense	(116,617)	(38,503)	(206,474)	(72,941)
Other income (expense)	32,690	47,543	74,523	60,823
Realized loss on trading securities	(34,684)	-	(34,684)	-
Foreign exchange gain (loss)	530,510	15,893	876,436	7,664

Total non-operating income (expense)	411,666	34,227	669,988	4,787

Income before income tax	2,081,787	766,323	4,099,780	2,213,209

Income tax	540,717	359,893	1,165,020	605,422

Net income	$1,541,070	$406,430	$2,934,760	$1,607,787

Other comprehensive income

Foreign currency translation gain	1,367,814	660,048	2,305,404	922,307

Comprehensive Income	$2,908,884	$1,066,478	$5,240,164	$2,530,094

Weighted average shares outstanding:
Basic	19,385,326	18,050,000	18,500,000	18,050,000
Diluted	19,385,326	18,050,000	18,500,000	18,050,000

Earnings per share:
Basic	$0.08	$0.02	$0.16	$0.09
Diluted	$0.08	$0.02	$0.16	$0.09

The accompanying notes are an integral part of these consolidated financial statements

DEER CONSUMER PRODCUTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,934,760	$1,607,787
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	857,170	658,852
Amortization	13,966	13,847
Loss on disposal of fixed assets	36,996	-
Realized loss on short term investments	34,684	41,586
(Increase) / decrease in assets:
Accounts receivable	(4,015,909)	(2,973,964)
Other receivable	147,815	-
Retention	-	817,315
Inventory	(6,234,027)	(2,391,526)
Due from shareholder	1,446,505	-
Due from related party	(3,799,263)	-
Advances to suppliers	(228,506)	(2,715,015)
Tax rebate receivable	347,731	272,327
Other assets	176,343	(22,081)
Increase / (decrease) in current liabilities:
Accounts payable	4,946,373	1,871,416
Unearned revenue	1,383,045	137,358
Other payables	(150,561)	101,195
Due to related party	(791,123)	623,095
Accrued payroll	113,427	59,299
Tax and welfare payable	392,629	574,836

Net cash used in by operating activities	(2,387,945)	(1,323,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,188,166)	(628,728)
Acquisition (disposal) of intangible assets	8,041	(167,063)
Construction in process	(617,887)	171,609
Changes in restricted cash	(147,634)	(348,401)
Purchases of short-term investments	-	(33,691)
Sale of short-term investments	114,235	-

Net cash used in investing activities	(3,831,411)	(1,006,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,969,781	2,222,893
Proceeds from issuance of short term loans	4,176,723	1,247,513
Change in advance from shareholder, net	(532,470)	(64,208)
Change in advance from related party, net	114,695	-

Net cash provided by financing activities	6,728,729	3,406,198

Effect of exchange rate changes on cash and cash equivalents	111,982	47,486

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	621,355	1,123,737

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,511,545	579,024

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,132,900	$1,702,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$113,356	$90,011
Income taxes paid	$112,743	$90,067

The accompanying notes are an integral part of these consolidated financial statements

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Deer Consumer Products, Inc. pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Organization and Line of Business

Deer Consumer Products, Inc., formerly known as Tag Events Corp., (hereinafter referred to as the “Company” or “Deer”) was incorporated in the State of Nevada on July 18, 2006.

On September 3, 2008, the Company entered into a share exchange agreement and plan of reorganization with Deer International Group Limited (“Deer Intl”), a company incorporated under the laws of British Virgin Islands (“BVI”) on December 3, 2007 and acquired 100% of the shares of Winder Electrical Company, Ltd. (“Winder”) on March 11, 2008. Winder has a 100% owned subsidiary, Delta International, Ltd., (“Delta”). Winder and Delta were formed and incorporated in the Guangdong Province of the PRC on July 20, 2001 and February 23, 2006, respectively.

Pursuant to the share exchange agreement, the Company acquired from Deer Intl 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for the issuance of an aggregate of 18,050,000 shares of the Company’s common stock. Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with Crescent Liu, its former Director and Chief Executive Officer, pursuant to which he returned 5,950,000 shares of the Company’s common stock to the Company for cancellation. Mr. Liu was not compensated in any way for the cancellation of his shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 22,600,000 shares of common stock issued and outstanding. In connection with the above transaction the Company changed its name to Deer Consumer Products, Inc. on September 3, 2008.

The exchange of shares with Deer Intl was accounted for as a reverse acquisition under the purchase method of accounting since Deer Intl obtained control of the Company. Accordingly, the merger of the Deer Intl into the Company was recorded as a recapitalization of Deer Intl, Deer Intl being treated as the continuing entity. The historical financial statements presented are the consolidated financial statements of Deer Intl. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $0.

As a result of the reverse merger transactions described above the historical financial statements presented are those of Deer Intl and its operating entities.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

The Company is engaged in manufacture, marketing, distribution and sale of household appliances (blenders, food processors, choppers, juicers, etc.). The Company manufactures its products out of YangJiang, China and operates corporate functions in Nanshan, Shenzhen, China.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Deer Intl, and its 100% wholly-owned subsidiary Winder and Winder’s wholly-owned subsidiary Delta. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Yuan Renminbi (RMB); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

The accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB. Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Company compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.
Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

At September 30, 2008 and December 31, 2007, the following are the details of the property and equipment:

	September 30, 2008	December 31, 2007
	(unaudited)
Building	$1,884,763	$1,552,881
Equipment	14,212,451	10,597,224
Vehicle	34,311	91,873
Office Equipment	404,118	320,867
Total	16,535,643	12,562,845

Less accumulated depreciation	(5,042,365)	(3,986,743)

	$11,493,278	$8,576,102

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

Depreciation expense for the three months ended September 30, 2008 and 2007 was $336,309 and $269,228, respectively, and for the nine months ended September 30, 2008 and 2007 was $857,170 and $658,852, respectively.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 there were no significant impairments of its long-lived assets.
Intangible Assets

Intangible assets consist of rights to use land and computer software. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Net intangible assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Right to use land	$449,107	$420,828
Computer software	76,696	71,867
Total	525,803	492,696

Less Accumulated amortization	(120,426)	(105,155)

Intangibles, net	$405,377	$387,541

Per the People's Republic of China's (“PRC”) governmental regulations, the Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset. The Company is amortizing over the period the Company has use of the land which range from 45 to 50 years and computer software is amortized over 1-2 years.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

Amortization expense for the three of months ended September 30, 2008 and 2007 was $4,734 and $5,294, respectively, and for the nine of months ended September 30, 2008 and 2007 was $13,966 and $13,847, respectively.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of September 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended September 30, 2008 and 2007 was $24,229 and $387, respectively and for nine months ended September 30, 2008 and 2007 was $101,545 and $29,455, respectively.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $2,305,404 and $1,303,732 at September 30, 2008 and December 31, 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three and nine months ended September 30, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $1,367,814 and $660,048, $2,305,404 and $922,307, respectively.

Currency Hedging

The Company has entered into a forward exchange agreement with the Bank of China, whereby the Company has agreed to sell US dollars to the Bank of China at a certain contractual rates. Since the contractual rate at which the Company sells US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, the Company has recognized foreign exchange gains of $530,510, $15,893, $876,436 and $7,664 for the three and nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, the Company had commitments to sell $3,900,000 to the Bank of China.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no options, warrants or dilutive securities outstanding as of September 30, 2008.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial position and results of its operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R which changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. This pronouncement will likely have a material impact on business acquisitions made after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company has not evaluated the impact that SFAS 161 may have on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

Note 3 - Inventory

Inventory as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Raw material	$7,636,228	$2,817,203
Work in process	1,154,577	189,190
Finished goods	2,003,021	1,146,911

Total	$10,793,826	$4,153,304

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

Note 4 - Short Term Loans

Short term loans at September 30, 2008 and December 31, 2007 are follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Short term bank loans with the Bank of China. As of September 30, 2008, the term of the loans are 3 to 6 months, with interest rates ranging from 6.831% to 7.777% (per annum). As of December 31, 2007 the term of the loan was 12 months, with an interest rate of 7.884% (per annum). The loans are collateralized by buildings land use rights.	$2,242,227	98,231

Short term loans with Industrial and Commercial Bank. As of September 30, 2008, the term of the loans are 3 months, with interest rates ranging from 9.796% to 9.804% (per annum). As of December 31, 2007 the term of the loan was 3 months, with an interest rate of 6.820% (per annum). The loans are collateralized by buildings land use rights and equipment.	967,797	685,440

Short term loans with ABN-AMRO China, Shenzhen Branch. As of September 30, 2008 the term of the loan was 12 months, with a rate of 7.790% (per annum). As of December 31, 2007, the term of the loan was 2.5 months, with and an interest rate of 7.350% (per annum). The loans are collateralized by a cash deposit.	77,448	907,760

Short term loans with Agricultural Bank of China. The term of the loans are 11.5 months, with interest rates ranging from 7.470% and 8.217% (per annum). The loans are collateralized by time deposits.	2,779,700
	$6,067,172	$1,691,431

Interest expense on short term loans was $116,617 and $38,496 for the three months ended September 30, 2008 and 2007, respectively, and was $206,474 and $71,944 for the nine months ended September 30, 2008 and 2007, respectively.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

Note 5 - Notes Payable

Notes payable at September 30, 2008 and December 31, 2007 consist of multiple banker's acceptance notes from Bank of China payable to the Company’s vendors. The terms of the notes range from 0-3 months, with no interest rate on the notes. The Company deposits 10% of the notes’ par value with the bank, refundable when the notes paid. Notes payable at September 30, 2008 and December 31, 2007 amounted to $6,402,882 and $3,160,059, respectively.

Note 6 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the above plan was $40,568 and $16,569 for the three months ended September 30, 2008 and 2007, respectively and was $52,982 and $16,569 for the nine months ended September 30, 2008 and 2007.

Note 7 - Statutory Reserve and Development Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund” (“SCWF”), which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.
Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting. The Company allocates 5% of income after tax as development fund. The fund is for enlarging its business and increasing capital.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one "Statutory surplus reserve" requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

The Company has appropriated $349,506 and $174,753, and $181,627 and $90,813 as reserve for the statutory surplus reserve and development fund for the nine months ended September 30, 2008 and 2007, respectively.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

Note 8 - Related Party Transactions

Due from shareholder amounted to $0 and $1,383,124 as of September 30, 2008 and December 31, 2007, respectively. Due from related party amounted to $3,876,907 and $0 as of September 30, 2008 and December 31, 2007, respectively. The Company collects a portion of its sales through a collection company controlled through a former shareholder and current related party. Due from shareholder and related party represents account receivables from that company.

Due to shareholder amounted to $0 and $756,458 as of September 30, 2008 and December 31, 2007, respectively. Due to shareholder is non interest bearing and are payable or receivable on demand.

Advance from shareholder amounted to $0 and $509,139 as of September 30, 2008 and December 31, 2007, respectively. Advances from related party amounted to $117,039 and $0 s of September 30, 2008 and December 31, 2007, respectively. Advances from shareholder and related party are non interest bearing and are payable or receivable on demand.

Note 9 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	Nine Months Ended September 30,
	2008	2007
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(1%)	(1%)
Effect of tax holiday	(5%)	(6%)
	28%	27%

The Company operates in a privileged economic zone which entitles them to certain tax benefits (tax holiday) as follows:

•	Winder Electric - Exempt from provincial tax and 100% exemption from federal tax from January 1, 2002 to December 31, 2003 and 50% exemption from federal tax from January 1, 2004 to December 31, 2006.

•	Delta International - Exempt from provincial tax and 100% exemption from federal tax from January 1, 2006 to December 31, 2006.

If the Company had not been exempt from paying income taxes due to operating in a privileged economic zone, net income for the nine months ended September 30, 2008 and 2007 would have been lower by approximately $188,000 and $125,000, respectively and earnings per share would have been $0.15 and $0.08, respectively.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed  in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report we will refer to Deer Consumer Product, Inc. as "Deer," the "Company," "we," "us," and "our."

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Overview

On September 3, 2008, we entered into a share exchange agreement and plan of reorganization with Deer International Group Limited (“Deer Intl”), a company incorporated under the laws of British Virgin Islands (“BVI”) on December 3, 2007 and holder of 100% of the shares of Winder Electrical Company, Ltd. (“Winder”) since March 11, 2008. Winder has a 100% owned subsidiary, Delta International, Ltd., (“Delta”). Winder and Delta were formed and incorporated in the Guangdong Province of the PRC on July 20, 2001 and February 23, 2006, respectively.

Pursuant to the share exchange agreement, we acquired from Deer Intl 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for the issuance of an aggregate of 18,050,000 shares of our common stock. Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, we entered into an agreement with Crescent Liu, our former Director and Chief Executive Officer, pursuant to which he returned 5,950,000 shares of our common stock for cancellation. Mr. Liu was not compensated in any way for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had an aggregate of 22,600,000 shares of common stock issued and outstanding. In connection with the above transaction we changed our name to Deer Consumer Products, Inc. on September 3, 2008.

The exchange of shares with Deer Intl was accounted for as a reverse acquisition under the purchase method of accounting since Deer Intl obtained control of our company. Accordingly, the merger of the Deer Intl into us was recorded as a recapitalization of Deer Intl, Deer Intl being treated as the continuing entity. The historical financial statements presented are the consolidated financial statements of Deer Intl. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $0.

As a result of the reverse merger transactions described above the historical financial statements presented are those of Deer Intl, the operating entities.

We are engaged in the manufacture, marketing, distribution and sale of household appliances (blenders, food processors, choppers, juicers, etc.). The Company manufactures its products out of YangJiang, China and operates corporate functions in Nanshan, Shenzhen, China.

We operate through our two wholly-owned subsidiaries, Winder Electric Co. Ltd. (“Winder”), which is a wholly-owned foreign enterprise (“WOFE”) and responsible for research, production and delivery of goods, and Delta International Limited (“Delta”), which is a wholly owned subsidiary of Winder and primarily responsible for sales. We have traditionally acted as both an original equipment manufacturer (“OEM”) and original design manufacturer (“ODM”) for international markets with 96.7% and 86.0% of sales made overseas in 2006 and 2007, of which North America and Europe accounted for approximately 50% and 20% in 2007, respectively

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns.

Accounts Receivable. We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Advances to Suppliers. We make advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

Inventory. Inventory is valued at the lower of cost (determined on a weighted average basis) or market. We compare the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

Long-Lived Assets. We apply the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that to date there were no significant impairments of its long-lived assets.

Property and equipment: Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method. For substantially all assets with estimated lives as follows:

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

Revenue Recognition. Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Foreign Currency Transactions and Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet. Other comprehensive income in the statements of income and other comprehensive income includes translation gains recognized each period.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	$ Change	% Change
Revenues	$11,542,215	$7,008,973	$4,533,242	64.7%
Cost of Revenue	8,255,913	5,410,111	2,845,802	52.6%
Gross Profits	3,286,302	1,598,862	1,687,440	105.5%
Selling, General and Administrative Expenses	1,616,181	866,766	749,415	86.5%
Interest Expense and Financing Costs (net)	(116,850)	(29,209)	(87,641)	300.0%
Other Income (Expense)	528,516	63,436	465,080	733.1%
Income Tax Expense	540,717	359,893	180,824	50.2%
Net Income	1,541,070	406,430	1,134,640	279.2%

Revenues

Our revenue for the three months ended September 30, 2008 was $11,542,215 an increase of $4,533,242 or 64.7% from $7,008,973 for the three months ended September 30, 2007.  The increase in revenues was due to an increase in sales of our core products: blenders and juice extractors.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2008 increased by $2,845,802 or 52.6% from $5,410,111 for the three months ended September 30, 2007 to $8,255,913 for the three months ended September 30, 2008. The increased costs in 2008 was due to the increases in sales.

Gross Profit

Our gross margin for the three months ended September 30, 2008 was 28.5% compared to 22.8% for 2007.
The increase in gross margin can be attributed to success in controlling variable costs such as the design of new products and improving our sales order selection capability to fit market needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 increased by $749,415 or 86.5%, from $866,766 for the three months ended September 30, 2007 to $1,616,181 for the three months ended September 30, 2008.  Selling expenses for the three months ended September 30, 2008 increased by 78.3% or $295,452 in comparison to the same period in 2007 due to the hiring of a new sales company for exporting services. General and administrative expenses for the three months ended September 30, 2008 increased by 92.7% or $453,963 in comparison to the same period in 2007. The increase in our operating expenses reflects the additional expenses incurred as a result of our increased sales. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.

Interest and Financing Costs (net)

Interest and financing costs for the three months ended September 30, 2008 was $116,850 compared to $29,209 for the three months ended September 30, 2007 an increase of $87,641 or 300.0%. The change is principally due to an increase in the principal amount of short term loans and notes payable outstanding.

Other Income (Expense)

Other income for the three months ended September 30, 2008 was $528,516, an increase of $465,080 or 733.1%, from $63,436 for the three months ended September 30, 2007. The increase is due to foreign exchange transactions the company experienced in 2008.

Income Tax Expense

Our effective tax rate for the three months ended September 30, 2008 was 26.0% as opposed to 47.0% for the three months ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	$ Change	% Change
Revenues	$32,045,142	$20,937,201	$11,107,941	53.1%
Cost of Revenue	24,550,251	16,508,880	8,041,371	48.7%
Gross Profits	7,494,891	4,428,321	3,066,570	69.2%
Selling, General and Administrative Expenses	4,065,099	2,219,899	1,845,200	83.1%
Interest Expense and Financing Costs (net)	(246,287)	(63,700)	(182,587)	286.6%
Other Income (Expense)	916,275	68,487	847,788	1237.9%
Income Tax Expense	1,165,020	605,422	559,598	92.4%
Net Income	2,934,760	1,607,787	1,326,973	82.5%

Revenues

Our revenue for the nine months ended September 30, 2008 was $32,045,142 an increase of $11,107,941 or 53.1% from $20,937,201 for the nine months ended September 30, 2007.  The increase in revenues was due to an increase in sales of our core products: blenders and juice extractors.

Cost of Revenue

Our cost of revenue for the nine months ended September 30, 2008 increased by $8,041,371 or 48.7% from $16,508,880 for the nine months ended September 30, 2007 to $24,550,251 for the nine months ended September 30, 2008. The increased costs in 2008 were due to the increases in sales.

Gross Profit

Our gross margin for the nine months ended September 30, 2008 was 23.4% compared to 21.2% for 2007.
The increase in gross margin can be attributed to success in controlling variable costs such as the design of new products and improving our sales order selection capability to fit market needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2008 increased by $1,845,200 or 83.1%, from $2,219,899 for the three months ended September 30, 2007 to $4,065,099 for the nine months ended September 30, 2008.  Selling expenses for the three months ended September 30, 2008 increased by 77.2% or $819,926 in comparison to the same period in 2007 due to due to the hiring of a new sales company for exporting services. General and administrative expenses for the nine months ended September 30, 2008 increased by 88.6% or $1,025,274 in comparison to the same period in 2007. The increase in our operating expenses reflects the additional expenses incurred as a result of our increased sales. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.

Interest and Financing Costs (net)

Interest and financing costs for the nine months ended September 30, 2008 was $246,287 compared to $63,700 for the nine months ended September 30, 2007 an increase of $182,587 or 286.6%. The change is principally due to an increase in the principal amount of short term loans and notes payable outstanding.

Other Income (Expense)

Other income for the nine months ended September 30, 2008 was $916,275 an increase of $847,788 or 1237.9%, from $68,487 for the nine months ended September 30, 2007. The increase is due to foreign exchange transactions the company experienced in 2008.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2008 was 28.4% as opposed to 27.4% for the nine months ended September 30, 2007.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2008 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

Cash Flows

On November 30, 2007, we decided to increase paid-in capital by $2,923,688 through a board meeting. The new capital was from retained earnings distributable to shareholders.

At September 30, 2008, we had $2,132,900 in cash and cash equivalents on hand. Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.

Net cash flows used by operating activities for the nine months ended September 30, 2008 was $2,387,945 compared to $1,323,673 for the nine months ended September 30, 2007. This change in cash flows from operating activities was due mainly to increases in accounts receivable, receivables due from related parties and inventory, offset by an increase in accounts payable and deferred revenue as well a decrease in receivables due from a shareholder and a non-related party.

We used $3,831,411 in investing activities during the nine months ended September 30, 2008 for the acquisition of property and equipment, an increase in our construction in process, and restricted cash.

Cash provided from financing activities in the nine months ended September 30, 2008 was $6,728,729 which included proceeds from a short term loan, note(s), and advances from a related party, offset by a payment(s) to a shareholder for the remaining balance.

Assets

As of September 30, 2008, our accounts receivable increased by $4,373,097 compared with the balance as of December 31, 2007. The increase in accounts receivable on nine months ended September 30, 2008 was due primarily to increased sales. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Inventory increased by $6,640,522 in the same period. Due from related party and advances to suppliers increased by $3,876,907 and $422,494.

We experienced a decrease in due from shareholder, short-term investments, and other receivables of $1,383,124, $107,387 and $16,202, respectively during nine months ended September 30, 2008. In addition, due from related party and advances to suppliers increased by $3,876,907 and $422,494, respectively during the nine months ended September 30, 2008.

Liabilities

Our accounts payable increased by $5,297,324 during the nine months ended September 30, 2008 and other payables decreased by $90,355 for the same period. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) increased by $1,415,986 and tax and welfare payable increased by $460,904 over the same period. Short-term loans and Notes payable increased by $4,375,741 and $3,242,823, respectively, due to the receipt of proceeds from new loans entered into during the nine months ended September 30, 2008. Balances due to related parties and shareholders were reduced by $1,148,558.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through private placement offerings of our securities.

The majority of our revenues and expenses were denominated primarily in RMB, the currency of the PRC.

There is no assurance that exchange rates between the RMB and the USD will remain stable. We do engage in currency hedging. Inflation has not had a material impact on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deer Consumer Products, Inc

November 10, 2008	By:	/s/ Ying He
Ying He
Chairman & Chief Executive Officer

November 10, 2008	By:	/s/ Yuehua Xia
Yuehua Xia
Chief Financial Officer (Principal Financial and Accounting Officer)