Form 10-K
period 2008-12-31
Deer Consumer Products, Inc.
filed 2009-03-31
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 333-131168

DEER CONSUMER PRODUCTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5526104
(State of Incorporation)	(I. R. S. Employer ID Number)

Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057
(Address of Principal Executive Offices)

(86) 755-8602-8285
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock, $0.001 par value	OTC Bulletin Board
(Title of each class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45,000, based on the last sale price of the registrant’s common stock. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 15, 2009, there were 23,235,625 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Deer Consumer Products, Inc.

Index to Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Deer,” “Company,” “we,” “us” and “our” refer to Deer Consumer Products, Inc. (“Deer”) and its subsidiaries. This report contains forward-looking statements regarding Deer which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets, and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our goals and strategies;

•	our expansion plans;

•	our future business development, financial conditions and results of operations;

•	the expected growth of the market for our products;

•	our expectations regarding demand for our products;

•	Our ability to expand the Deer brand in China;

•	our expectations regarding keeping and strengthening our relationships with key customers;

•	our ability to stay abreast of market trends and technological advances;

•	competition in our industry in China;

•	general economic and business conditions in the regions in which we sell our products;

•	relevant government policies and regulations relating to our industry; and

•	market acceptance of our products.

Additionally, this report contains statistical data that we obtained from various publicly available government publications. Statistical data in these publications also include projections based on a number of assumptions. The rapidly changing nature of our customers' industries results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our market. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

Unless otherwise indicated, information in this report concerning economic conditions and our industry is based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publication market data cited in this report was prepared on our or our affiliates’ behalf.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the SEC’s website (www.sec.gov) or upon written request to our corporate secretary at: Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China.

PART I

Item 1 - Business

General

We are a market leader in the design, manufacture and sale of home and kitchen electronic appliances. Our company has successfully targeted consumers in the growing Chinese marketplace as well as customers in more than 40 countries worldwide. Our product lines include blenders, juicers, soy milk makers and other home and kitchen electronic appliances designed to improve at-home lifestyles in today's fast paced society. We are one of the largest manufacturers of small electric blenders and juicers in China and manufacture of some of the leading kitchen appliance brands in the world.

Deer has traditionally acted as both an original equipment manufacturer (“OEM”) and original design manufacturer (“ODM”) for international markets with approximately 90% and 95% of our total sales made overseas in 2007 and 2008, of which North America and Europe accounted for approximately 52% of our total sales in 2008. While Deer has traditionally made the majority of its sales in Europe and North America, urbanization, rising family incomes and increased living standards have spurred the demand for small appliances in China.  In addition we are rapidly expanding into emerging growth countries in South America, Asia, Africa, and the Middle East. In 2008, Deer had sales in over 40 countries.

In 2008 Deer introduced its own brands of appliances to the domestic market. Management believes that our Deer brands will grow significantly as the domestic demand for our products increases in China with increased living standards.

The growth of our Deer brands is a result of our:

•	aggressive sales efforts to retail stores and commercial purchasers in China;

•	expanded direct sales through our new franchised retail stores and through popular Chinese internet portals; and

•	targeted marketing efforts to customers in South America, Asia, Africa, and the Middle East.

We were able to maintain our revenue growth in 2008 despite a global recession because of our pricing and quality of our OEM and ODM products, strong sales to large retailers and our aggressive expansion in China, South America, Asia, Africa, and the Middle East.

Management believes Deer is positioned to become a leading brand in China’s rapidly growing home and kitchen electronic appliance sector and will continue to be a leading international OEM and ODM.

We were incorporated in Nevada on July 8, 2006 under the name of Tag Events Corp as a musical event organization and promotion company with minimal operations. On September 3, 2008 we changed our name to Deer Consumer Products, Inc. and entered into and consummated a series of agreements which resulted in the acquisition of all of the ordinary shares of Deer International Group Ltd, a corporation organized under the laws of the British Virgin Islands (“Deer International”) parent of its wholly-owned subsidiary, Winder Electric Co. Ltd. (“Winder”), which is a wholly-owned foreign enterprise (“WOFE”) and responsible for research, production and delivery of goods, and Delta International Limited (“Delta”), which is a wholly owned subsidiary of Winder and primarily responsible for sales.

The acquisition of Deer’s ordinary shares was accomplished pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated September 3, 2008 (the “Share Exchange Agreement”), by and between Deer International and the Company. Pursuant to the Share Exchange Agreement, we acquired from Deer 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for the issuance of an aggregate of 18,050,000 shares of our common stock to the shareholders of Deer International (the “Share Exchange”).

Concurrently with the closing of the transactions contemplated by the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Crescent Liu, our former Director and Chief Executive Officer, pursuant to which he returned 5,950,000 shares of our common stock to us for cancellation. Mr. Liu was not compensated in any way for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had an aggregate of 22,600,000 shares of common stock issued and outstanding.

Our principal offices are located at Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057.  Our telephone number is (86) 755-8602-8285.

Industry Overview

Electrical appliances are generally segregated as electronics or household appliances. Household appliances are then classified into large appliances, or white goods such as washing machines and refrigerators, and small appliances. Small appliances are further classified as:

●	Kitchen – microwave, coffee maker, rice cooker, blender, etc.

●	Living – Electric fans, humidifiers, electric heaters, vacuums, etc., or

●	Personal care – hairdryers, electric shavers, massagers, etc.

Deer’s products generally fall into the kitchen sector of these classifications. Current international and domestic market highlights for small household electrical appliances are described below:

International Market

●     Global sales of small household electrical appliances grew from $77.94 billion in 2007 to $85.91 billion in 2008, of which China accounted for approximately 17%, or 13.3 billion, in 2007 and 18%, or $15.7 billion, in 2008. 1

●     China is the leading manufacturer of small household electrical appliances producing 1.44 billion units in 2007 and 1.63 billion units in 2008, of which exports accounted for 74.3% 2;

●     In the US, the top five firms control over 90% of the market while in Europe the top five firms have approximately 60% market share. Top European market participants include Electrolux, Bosch, Black & Decker, Phillips, and Miele 3;

●     Average gross profit margins for small household electrical appliances are approximately 30%. These margins are higher than that of traditional home appliances such as televisions and air conditioners which have margins of 5-6% 4.

Small Electrical Appliances Production in China (2002-2008)[5]
Year	Production Capacity (Million Units)	Annual Growth Rate (%)	Actual Production Units (Million Units)	Annual Growth Rate (%)	Capacity Utilization (%)
2002	848.0	18.8%	758.3	20.3%	89.4%
2003	951.0	12.1%	896.7	18.3%	94.3%
2004	1,102.0	15.9%	1,001.5	11.7%	90.9%
2005	1,263.5	14.7%	1,145.8	14.4%	90.7%
2006	1,398.0	10.6%	1,275.0	11.3%	91.2%
2007	1,578.0	12.9%	1,440.0	12.9%	91.3%
2008	1,840.0	16.6%	1,630.0	13.2%	88.6%

  _________________________
1 CCID Consulting, 2007-2008 and 2008-2009 Annual Report of China’s Small Electrical Appliance Industry.
2 CCID Consulting, 2008-2009 Annual Report of China’s Small Electrical Appliance Industry
3 Assembly Magazine, “Appliance Assembly: Environmental Restrictions Dictate European Designs” by Austin Weber, May 1, 2005.
4 CCID Consulting, 2008-2009 Annual Report of China’s Small Electrical Appliance Industry
5 CCID Consulting, 2008-2009 Annual Report of China’s Small Electrical Appliance Industry. “The Information of Guang Dong Household Appliance”, Q3 2007.

Domestic Market

●   A summary of small electrical appliance consumption in China for 2003-2008 is as shown below:

Small Electrical Appliances Consumption in China (2003-2008) [6]
Year	Sales ($ Billion)	Growth Rate (%)
2003	7.73
2004	9.04	17.0%
2005	10.25	13.3%
2006	11.69	14.1%
2007	13.80	18%
2008	15.74	14%

Deer’s products generally fall into the kitchen usage sector which accounted for approximately 79% of China’s small electrical appliances consumption with $12.46 billion in sales in 2008 as shown below:

Small Electrical Appliances Consumption in China (2006-2007) [7]
Year	Kitchen		Living		Personal Care		Total
	Sales ($ Billion)	Growth (%)	Sales ($ Billion)	Growth (%)	Sales ($ Billion)	Growth (%)	Sales ($ Billion)	Growth (%)
2006	9.14		1.50		1.05		11.69	14.10%
2007	10.46	14.4%	1.69	13.0%	1.16	10.8%	13.31	13.9%
2008	12.40	18.5%	1.99	17.7%	1.34	15.5%	15.74	18.4%

● In developed countries an average family has 20-30 different kinds of small household electrical appliances whereas in China the current average is just 5, demonstrating the vast potential of the market in China 8;

● The main consumers of kitchen appliances in China are young couples aged 18-40 with overall buyers being relatively young; and 9

● Increasing household incomes in China influence most people to want to minimize the time they spend on household chores boosting the sales of microwave ovens, toasters, and blenders. 10

In North America, Europe, and other developed regions the appliance industry is largely cyclical with most sales dependent on replacements, new construction and new product introduction. By contrast, in developing markets such as China, Brazil, Mexico and Africa, the market is fueled by rising incomes, development of rural areas, and the desire for a higher quality of life. The appliance market in China has been and continues to display great strength and official estimates for market growth are 9% annually through 2011. 11    Growth in China is the result of several large socio-economic factors including improving economic conditions, urbanization, the addition of modern kitchens, and an overall improvement in the quality of life that comes with higher disposable incomes.

Management believes that exports to the US have decreased for household electronic appliances (including white goods) during 2008. However, exports of the same products to European markets have maintained strong growth rates and we have experienced significant growth in South America, Asia, Africa, and the Middle East.  Generally due to the financial crisis, appreciation of the Chinese currency, and higher labor costs and raw material costs during 2008, exports of small electronic appliances declined. Nevertheless, revenues derived from the sale of small electronic appliances have increased mainly due to increased marketing efforts during 2008.
_________________________
6 CCID Consulting, 2008-2009 Annual Report of China’s Small Electrical Appliance Industry
7 CCID Consulting, 2008-2009 Annual Report of China’s Small Electrical Appliance Industry
8 The Information of Guang Dong Household Appliance, Q3 2007,
9 Hong Kong Trade Development Council, “Big Market for Small Electrical Appliances in Mainland China” July 28,2006
10 Hong Kong Trade Development Council, “China’s Home Appliance Market Switches On,” August 29,2002
11 CCID Consulting, 2008-2009 Annual Report of China’s Small Electrical Appliance Industry

Products

Both in China and overseas, the Company manufactures home and kitchen electronic appliances primarily for the consumer market.  In 2007 and 2008, 86% and 95% of sales were made to the consumer market; 14% and 5%, respectively were sold to the professional market. The Company’s premier products include blenders and juice extractors which respectively accounted for 69.7% and 21.7% of sales in 2008. Other products include food processors, popcorn makers, and meat grinders. In 2008, the Company introduced a rice cooker, an electric water kettle, and a pressure cooker to the domestic market. The Company also has plans to expand into other growing appliances specific to different regions such as humidifiers, dehumidifiers, and water heaters. Sales by product for 2007 and 2008 are as shown in the chart below:

Sales by Product ($ 000s) (Unaudited)

Product Type	Blender		Juicer		Others		Total
	2007	2008	2007	2008	2007	2008	2007	2008
Sales by Product	$22,040	$29,811	$6,655	$9,275	$4,781	3,694	$33,476	$42,780
% of Total Sales	65.8%	69.7%	19.9%	21.7%	14.3%	8.6%	100%	100%
Gross Profit	$4,695	$6,344	$1,544	$2,219	$988	$872	$7,227	$9,435
Gross Profit Margin (%)	21.3%	21.3%	23.2%	23.9%	20.7%	23.6%	21.6%	22.1%

2007 Average exchange rate: $1=RMB 7.59
2008 Average exchange rate: $1=RMB 6.94

The Company’s products have obtained the requisite safety approvals to sell in dominant international markets including ETL (European Union), GS (Germany), UL/CUL (US covering North America) and CB (International). Products are safe, designed to be easy to use, and contain modern stylish features such as LCD lighting, timers, and easy access buttons. Products in both the consumer and professional market sell for approximately 70% of the price of imports of comparable quality, and on a par with other domestic brands with 3 tiered pricing to accommodate premium, moderate and no-frills customers’ needs.

New Products

In 2008 Deer entered into agreements with various OEMs to manufacture products including: rice cookers, pressure cookers, dehumidifiers, and electric water kettles. These items were for sale in the domestic market under the Deer brand starting in 2008. In just eight years time Deer has produced over 189 unique product varieties with a minimum of 10 new product varieties brought to the market annually.

Production

With the exception of certain third party manufacturing agreements, all production is performed in-house with 13 tooling houses, 136 injection molding machines, 18 production lines and annual production capacity of 6 million appliances.

As part of our manufacturing best practices as well as our contribution to environmental improvement, our manufacturing department recycles and reuses all plastic scraps, defects, waste, and quality rejects to be reused as raw materials. At current manufacturing levels approximately 14 tons of waste is recycled monthly.

Deer continues its cost control program to improve productivity by identifying opportunities to replace manual assembly operations and improving workflow while improving safety, quality, and efficiency which resulted in a reduction of its headcount in 2008 by approximately 200 employees.

Third-party manufacturers are evaluated from time to time in order to produce appliances not currently manufactured by Deer. Based on market responses to those products, management determines if such products would be more efficiently produced by Deer.  To date, Deer only enters into short term production agreements with its third party manufacturers.

Marketing

Current

International

During 2008 Deer attained its goal of increasing sales contacts in the international market, especially with respect to the emerging markets in the Middle East, Africa, and South America, as well as developing new products for existing customers. In addition, it attended Hong Kong Electronic and China Import & Export Fairs to expand its international exposure for its products.

During 2009, Deer plans to:

●	Expand the January 2009 launch of the Deer brand of products in Hong Kong and Macau;

●	Attend international trade shows to seek new customers and display product innovations;

●	Expand production and distribution of popcorn makers and espresso coffee makers to international customers; and

●	Continue its marketing program in Middle East, Africa, and South America.

Domestic

Deer’s Domestic Sales Director was previously employed by Midea, a leading domestic appliance manufacturer. He is responsible for expanding Deer’s domestic marketing and sales presence and was responsible for spearheading the entrance of the Deer brand into the Chinese market in 2008.  During 2008, Deer expanded its domestic marketing and sales field force, increased Deer’s domestic counter presence, opened new franchise based retail stores and expanded its e-commerce presence.  In addition, Deer expects to benefit from new government policies to subsidize the purchase of small kitchen electronic appliances in rural China. To date Deer has made the following progress:

●      As of December 31, 2008 Deer has increased its sales & marketing department to 98 employees with plans to double in 2009;

●      Deer’s products were one of the fastest growing brands for small kitchen electronic appliances on TaoBao, a leading internet web portal in China;

●      Deer expand its sales of its products with leading electrical appliance chains, supermarket chains and shopping malls; and

●      Rolled out its franchised retail stores that exclusively sell Deer brand small kitchen and home electrical appliances.

The target customer in the Chinese market is a typical urban consumer, with Deer offering varied models and pricing to fit high, mid and budget level buyers. As China’s economy continues to grow, the urban domestic consumer is Deer’s ideal customer.  Deer also expects to benefit from government subsidies to rural Chinese citizens to encourage the purchase of small kitchen electronic appliances. Deer has established a retail store franchise program for its products in local markets.  Management believes this approach will open new markets to the company for its brands while transferring the costs and risks associated with retail store operations to the franchise owners.  Deer expects that internet sales of its products over popular Chinese web portals such as Alibaba, TaoBao and HC360.com will continue to grow in 2009.  According to TaoBao, Deer’s small kitchen and home electronic appliances were among the fastest growing brands purchased on its website in 2008.

Deer has 7 registered brand names for sale in the domestic market including Deer, Kyowa, D&R, Blendermate, K-tec, Blendtec, and NOWAKE from which they hope to attain a new level of business domestically and transition from an ODM manufacturer to OBM manufacturer. Deer gives each domestic product a two-year warranty compared to the industry average of 1 year.

Domestic product brand orientation is shown in the table below:

Product Brand	Brand Property	Customer	Product Category
Ariete Disney	Selling agent	Residential (High-end)	Coffee machine Steam cleaner Baby series Other kitchen appliance
Deer, Kyowa, D&R, Blendermate K-tec, Blendtec, NOWAKE	Self-owned brand	Residential (Middle-high-end) product	Food processor (includes blender and juicer) Soymilk Maker Electrical pressure cooker Electrical kettle Electrical rice cooker
Bartec	Self-owned brand	Commercial: restaurants, bars, hotels	Blender machine

Deer’s new domestic slogan, “Healthy Living Through Modern Appliances,” is now presented on several outdoor advertising venues in the Guangdong region and, as sales representatives make inroads to further markets, the advertisements will span the country. In addition to advertising, Deer also utilizes in store product discounts and giveaways during special holidays to attract first-time buyers, families on budgets, and those who wish to use the giveaways as gifts.

Future

In light of the continuing growth in the domestic appliance market and the slowdown in the growth rate of Western markets, Deer has set its 2009 marketing strategy on three goals;

1.	Continue expanding its sales base in the domestic Chinese market;

2.	Continuing to grow its international OEM business as well as pursuing OBM opportunities abroad as Western brands choose to exit the market;

3.	Pursuing further penetration and development of a wider customer base in the Middle East, Africa, and South America;

4.	Continue expansion of direct sales of the Deer brand of small kitchen electronic appliances over the Internet and

5.	Licensing additional franchises for Deer brand retail stores in local Chinese markets.

Suppliers

Deer’s major raw material purchases include petroleum-based resins and chemicals such as AS, ABS, and silicon steel sheets. Micro-motors can be sourced from multiple suppliers in the region. Currently, around 20% of raw materials are imported with the majority sourced domestically through various local suppliers in China based on cost and availablity. More than half of domestic materials can be purchased within the Pearl River Delta region.

Deer generally maintains positive cooperative relationships with more than two suppliers for each raw material purchased. The suppliers have been approved by Deer as to quality and delivery specifications. Cooperative relationships tend to produce better results in terms of delivery, quality, and customer needs. In the case of technical problems, Deer has the option to work with its suppliers to solve the problem. However, Deer does not and cannot depend on any one supplier. If the products do not satisfy the quality or supply requirements of the Company, the Company can select another supplier.

Deer does not maintain any fixed supply contracts. Goods are ordered on an as-needed basis to meet production needs. If a change of suppliers is necessary, management estimates it can quickly fulfill supplies from another source without impacting production. Strategic materials are purchased from several suppliers including Sinochem, Jin Hai Development (HK) Co. Ltd and Guo Heng Company. There are no sole source suppliers. The largest purchases by product in 2008 are as shown in the table below:

The largest purchases by product in 2007 and 2008 are as shown in the table below:
Top 5 Raw Materials Purchases
	Item	Number of Suppliers		Total purchases $ 000s		% of Annual Purchases		Domestic/ Foreign
		2007	2008	2007	2008	2007	2008		2008
1	Micro-motor	7	12	$7,918	$8,810	41.0%	26.1%	Domestic
				727				Foreign	$721

2	Plastic	7	14	2,394	5,807	22.0%	17.2%	Domestic
				2,325				Foreign	$5,165

3	Packaging	5	11	1,823	2,639	8.6%	7.8%	Domestic
4	Electric wire	3	9	870	1,339	4.1%	4.0%	Domestic
5	Falchion, Shaft	5	10	693	1,049	3.3%	3.1%	Domestic
	Subtotal			$16,750	$19,698	79.0%	58.2%		$19,644
	Total			$21,260		$100.0%	100.0%

2007 Average exchange rate: $1=RMB 7.59
2008 Average exchange rate: $1=RMB 6.94 (source ONDA.com)

Customers

Deer works with its customers through the ODM, OBM, and OEM models as follows:

●      ODM (Original Design Manufacturing): Deer provides expertise on product design and manages all production;

●      OBM (Original Brand Manufacturing): Deer’s own products designed and manufactured based on the Company’s research to meet the needs of customers;

●      OEM (Original Equipment Manufacturing): Deer manages all production with product design and name provided by the client.

International market

In the international market Deer serves primarily as an ODM for large overseas appliance manufacturers with sales made both direct to the brands and through distributors. Since inception Deer has focused on establishing stable and positive customer relationships and has developed a loyal and strong customer base with foreign clients such as Focus Electric (5 years), Applica (4 years), Home Depot (5 years), Sattar (8 years ) and Girmi (3 years) with the top 10 customers generally accounting for approximately 51% of annual sales. With its major domestic customers Deer has established terms of sale covering delivery, payment, and pricing however there are no fixed agreements as to sales quantities on a monthly or annual basis; all orders are placed on an as needed basis by customers.

Domestic (Chinese) market

In the Chinese market, Deer has established sales agreements with several top appliance chain stores such as Gome and Suning, hypermarts, and shopping centers with their own brands as well as producing for Disney and Ariete under ODM agreements.

Most international OEM and ODM customers are looking for a high-quality and reliable manufacturer to design and produce products that meets their quality and style specifications in the time and pricing constraints allowed. In the domestic market, most customers seek quality, convenience, and price (in that order). In 2007 and 2008 foreign sales accounted for 90% and 95% of total sales, respectively. Deer’s largest customers in 2008 are as shown in the table below:

Top Ten Customers in 2008
	Customer	Area	Sales ($ 000s)	% of Annual	Product

1	FOCUS ELECTRIC	North America	$8,094	18.92%	Blender
2	APPLICA	North America	2,374	5.55%	Blender
3	DL TRADING LTD	Asia	2,011	4.70%	Blender
4	SANWAI	Asia	1,698	3.97%	Blender
5	SATTAR	Mid-East	1,643	3.84%	Juicer
6	WUNSCHE/DARIO	EURO	1,544	3.61%	Blender
7	EFA	North America	1,279	2.99%	Juicer
8	SINDELEN	South America	1,241	2.90%	Blender
9	ALGAM	Mid-East	1,082	2.53%	Blender
					Juicer
10	PROSPECT	Asia	877	2.05%	Blender
	SUBTOTAL		21,843	51.06%
	TOTAL		42,780	100.00%

Intellectual Property

Patent Rights

The Chairman Ying He and his brother Fa’min He, a shareholder of Deer, own 103 product and design related patents and allow the Company to use their patents at no charge.

Trademark Rights

All trademarks are registered with the State Administration for Industry & Commerce of the PRC as shown below:

No.	Certificate No.	Brand Name	Registration Date	Valid Until
1	No3133609	Kyowa	08/21/2003	08/20/2013
2	No1977092	Deer	04/21/2003	04/20/2013
3	No3215570	D&R	02/14/2004	02/13/2014
4	No4390572	Blendermate	06/14/2007	06/13/2017
5	No4446484	K—tec	10/14/2007	10/13/2017
6	No4446483	Blendtec	11/14/2007	11/13/2017
7	No3133608	NOWAKE	08/21/2003	08/20/2013

Copyrights

No.	Certificate No.	Works’s Name	Author	Registration Date
1	2007-F-08022	Wan Zhong Yi Xin（万众一心 )	Ying He	07/30/2007

Research and Development

With the aim of maintaining Deer’s competitive edge in the marketplace and keep pace with new technologies, constant research and development work is required to find improved efficiencies in design and cost. Deer’s R&D team is composed of 6 experienced designers.

In 2009, Deer plans to spend $650,000 on new product development. In 2007 and 2008, Deer spent $1,536,000 and $585,000, respectively, on research and development, respectively.

While Deer has no formal written alliances with universities we work with several household electric associations on a consultant basis.

Governmental and Environmental Regulation

Deer’s products have obtained the requisite safety approvals to sell in international markets including ETL (European Union) GS (Germany), UL/CUL (US covering North America) and CB (International) licenses as well as obtaining the necessary certifications to sell in the domestic market. Domestic licenses, which Deer has obtained, are required for both the production and sale of goods.

The business and company registrations are in compliance with the laws and regulations of the municipal and provincial authorities of Guangdong Province and China.

Competition

International

In the international market Deer faces competition from foreign brands such as Phillips, Samsung, Electrolux, Bosch, and Proctor-Silex. Overseas, Deer products offer a cost advantage against the foreign branded products which are generally priced 40-50% higher. In the overseas market, Deer also competes against other OEM and ODM manufacturers which are located in China, more recently other OEM and ODM manufacturers operate in Eastern Europe and other low labor cost Southeast Asian countries. In order to compete effectively Deer employs the following practices:

        ●     Customer Service – The sales managers maintain close contact with customers to uncover any special modifications or product needs to best fit their respective markets. In addition, the sales director often travels to meet with such customers during the year;

        ●     ODM ability – For customers involved in multiple product lines such as Disney and Black & Decker for whom it is not efficient to invest in the research and design of such kitchen appliance products, Deer will design a product to meet their specifications both technically and visually from start to finish allowing the customer to concentrate on their other businesses;

        ●     Experience – 6 years of quality, stylish, and defect-free products which are completed on a timely basis provide a competitive edge against other OEMs.

Domestic

In the domestic market in China Deer faces competition not only from foreign brands sporting high price tags and reputations, but also from other Chinese appliance manufacturers, especially those who have operated in the market for over 5 years such as Midea, Hisense, Galanz, Supor, Elec-Tech and Tsann Kuen (Taiwan) which are priced comparably with Deer. In order to effectively compete in the domestic market Deer has and will use a combination of:

        ●     3-tiered pricing - premium, middle and budget versions of a product which is especially important as appliances begin to penetrate third-tier cities and the traditional middle income bracket consumers;

        ●     Reputation as a high quality OEM producer - many Chinese purchasers of foreign brands are looking for safety as well as price and style; Deer is known as a producer for foreign brands and as such means the same safety and style at a better price to most consumers, and;

        ●     Customer Service - Deer offers a 2 year warranty in comparison to the industry average of 1 year and has a 24 hour toll-free service number (400-888-5777) for all customers.

Seasonality

Deer typically experiences stronger third and fourth calendar quarters due to seasonality generally caused by national holidays.  In addition, customer demand for blender and juicer products are also influenced by the weather.

Employees

As of December 31, 2008 the Company had 850 employees which management believes will increase during the next 12 months as follows:

Function Unit	Current # Employees	Recruitment Budget	Total after the Budget
CEO	1	0	1
Technique	38	0	38
R&D	6	0	6
Manufacture	642	105	747
Quality	15	11	26
Sales	98	200	298
After service	10	30	40
Finance	10	0	10
Administration	25	0	25
HR	5	0	5
Total	850	346	1196

Deer maintains strong ties with its employees and staff and retention is stable. Employee contracts adhere to both State and Provincial employment regulations and all social security regulations. All compensation including social insurance is paid in a timely manner to authorities and employees. There have been no disputes and there are no collective bargaining agreements.

Salary Policy

Generally, Deer employees’ salaries are classified into five categories: hourly, piecework, length of service, overtime including holiday pay, and awards. Awards include: production awards, marketing awards and annual bonuses.

Benefits

1. All Social Insurance required by State and Local laws.
2. Living Quarters.
3. Transportation Van which runs Monday through Friday and circulates to nearby city/suburbs.
4. Accidental Injury Insurance

Legal Proceedings

Deer may occasionally become involved in various lawsuits and legal proceedings, arising in the ordinary course of business.  However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions, or operating results.  Deer is currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A - Risk Factors

Our business and an investment in our securities are subject to a variety of risks.  The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities.  Many of these events are outside of our control. The risks described below are not the only ones facing our company.  Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations.  If any of these risks actually occurs, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

Raw materials price fluctuations

The Company’s largest raw materials purchases consist of micro-motors and plastics (AS, PP, ABS which are derived from petroleum) and stainless steel. As such fluctuations in the price of oil and steel on the international market will have an impact on the Company’s operating costs and related profits.

International oil prices reached new highs in our third quarter but fell sharply in our fourth quarter. The price of most plastics moves in relation to oil prices and all electrical appliance manufacturers are affected by cost increases and benefit from decreases. Management believes that any significant long-term increases or decreases in the price of petroleum will be passed onto users in the form of higher or lower manufacturer prices.  However, short term volatility in petroleum and plastics prices can either result in short term increases or decreases in manufacturing costs.

Economic slowdown in US & European markets

Historically the majority of the Company’s sales are made overseas with approximately 52% of our total sales made in North American and European markets, in 2008 respectively. As such, any weakening economic conditions in these markets could negatively impact the Company’s operating results. In order to reduce such risk the Company has:

●	initiated a flexible pricing strategy with international customers, and
●	begun a strong drive into the domestic market of China.

Exchange Rates

As the majority of the Company’s sales are currently made internationally any further appreciation of the RMB negatively impacts the Company’s profit & loss results. In order to limit exposure to such currency risk the Company may engage in Forward Foreign Exchange agreements.

Loss of or failure to renew any or all of its licenses and permits

In accordance with the laws and regulations of the PRC, Deer is required to maintain various licenses and permits in order to operate our electrical appliance products manufacturing business. Deer is required to comply with applicable hygiene and safety standards in relation to our production processes. Deer production processes are subject to periodic inspections by the regulatory authorities for compliance with applicable regulations. Failure to pass these inspections, or the loss of or failure to renew such licenses and production permits, or sales licenses could result in the temporary or permanent suspension of some or all of our production or distribution operations and could adversely affect our revenues and profitability.

We can not be assured of the success of the Domestic Market Development & Brand Campaign.

Since the Company just recently initiated its own branding campaign in the domestic market in China in the first quarter of 2008, and, while prospects for the domestic market are encouraging, there exists uncertainty as to the Company’s ability to build a strong market presence. The domestic market began to emerge in the 1990s and established brand leaders with greater experience, market share, and customer loyalty already exist such as Midea, Tsann Kuen, Supor, and Vatti, thus, the ability of the Company to gain a stronghold in the market is uncertain. In the combined international and domestic sales for 2008 management estimates that only 10% of our revenues were generated from the Company’s own brands.

We derive a substantial part of our revenues from several major customers.  If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected.

Our five largest customers accounted for 36.5% of our revenues for the year ended December 31, 2008 and our ten largest customers accounted for approximately 51% our revenues for the year ended December 31, 2008.  Our largest customer accounted for 18.9% of our revenues in the year ended December 31, 2008.  These customers may not maintain the same volume of business with us in the future.  If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected.

We cannot be certain that our product innovations and marketing successes will continue.

We believe that our past performance has been based on, and our future success will depend, in part, upon our ability to continue to improve our existing products through product innovation and to develop, market and produce new products.  We cannot assure you that we will be successful in introducing, marketing and producing any new products or product innovations, or that we will develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance.  Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Our technology may not satisfy the changing needs of our customers.

With any technology, including the technology of our current and proposed products, there are risks that the technology may not successfully address all of our customers’ needs.  While we have already established successful relationships with our customers, there needs may change or vary.  This may affect the ability of our present or proposed products to address all of our customers’ ultimate technology needs in an economically feasible manner.

We may not be able to keep pace with rapid technological changes and competition in our industry.

While we believe that we have hired or engaged personnel and outside consultants who have the experience and ability necessary to keep pace with advances in technology, and while we continue to seek out and develop “next generation” technology through our research and development efforts, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market.  In addition, our industry is highly competitive.  Although we believe that we have developed strategic relationships to best penetrate our existing markets, we face competition from other manufacturers of product similar to our products.  Some of our competitors’ advantages over us in both the areas of products, marketing, and services include the following:

●	Substantially greater revenues and financial resources;
●	Stronger brand names and consumer recognition;
●	The capacity to leverage marketing expenditures across a broader portfolio of products;
●	Pre-existing relationships with potential customers;
●	More resources to make acquisitions;
●	Lower labor and development costs; and
●	Broader geographic presence.

We will face different market dynamics and competition if we expand our market to new countries.  In some international markets, our future competitors would have greater brand recognition and broader distribution than we currently enjoy.  We may not be as successful as our competitors in generating revenues in those markets due to our inability to provide products that are attractive to the market in those countries, the lack of recognition of our brand, and other factors.  As a result, any new expansion efforts could be more costly and less profitable than our efforts in our existing markets.

If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business.

We are a major purchaser of certain goods and raw materials that we use in the manufacturing process of our products, and price changes for the commodities we depend on may adversely affect our profitability.

Our profitability generally depends upon the margin between the cost to us of certain raw materials used in the manufacturing process as well as our fabrication costs associated with converting such raw materials into assembled products compared to the selling price of our products, and the overall supply of raw materials.  It is our intention to base the selling prices of our products upon the associated raw materials costs to us.  However, we may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of the raw materials through to our customers.  Although we are currently able to obtain adequate supplies of raw materials, it is impossible to predict future availability.  The inability to offset price increases of raw material by sufficient product price increases, and our inability to obtain raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Despite testing by us defects may be found in existing or new products.  Any such defects could cause us to incur significant return and exchange costs, re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems.  Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products.  If we deliver defective products, our credibility and the market acceptance and sales of our products could be harmed.

Our position in the marketplace could be negatively impacted if we experience delays in launching our products.

We may experience delays in bringing new products to market, due to design, manufacturing or distribution problems.  Such delays could adversely affect our ability to compete effectively and may adversely affect our relationship with our customers.  Any such delays would adversely affect our revenues and our ability to become profitable.

If we are not able to manage our growth, we may not be profitable.

Our success will depend on our ability to expand and manage our operations and facilities.  There can be no assurance that we will be able to manage our growth, meet the staffing requirements for our business or for additional collaborative relationships or successfully assimilate and train new employees.  In addition, to manage our growth effectively, we may be required to expand our management base and enhance our operating and financial systems.  If we continue to grow, there can be no assurance that the management skills and systems currently in place will be adequate. Moreover, there can be no assurance that we will be able to manage any additional growth effectively.  Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

We face risks associated with managing international operations.

Almost all of our operations are conducted in China.  There are a number of risks inherent in doing business in such market, including the following:

●	unfavorable political or economical factors;
●	fluctuations in foreign currency exchange rates;
●	potentially adverse tax consequences;
●	unexpected legal or regulatory changes;
●	lack of sufficient protection for intellectual property rights;
●	difficulties in recruiting and retaining personnel, and managing international operations; and
●	less developed infrastructure.
 Our inability to successfully manage the inherent risks in our domestic and international activities could adversely affect our business.   Because of the risks associated with conducting such operations (including the risks listed above), there can be no assurances that any new market expansion will be successful.

We may not be able to adequately protect our technology and other proprietary rights.

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties both domestically and abroad.  We have patents and patent applications pending in China, and have worked and continue to work closely with Chinese patent officials to preserve our intellectual property rights.  Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

●	Our applications for patents and trademarks relating to our business may not be granted and, if granted, may be challenged or invalidated;
●	Issued patents and trademarks may not provide us with any competitive advantages;
●	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
●	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or
●	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

Effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.  If we are unable to adequately protect our proprietary rights, then it would have a negative impact on our operations.

We may be subject to claims that we have infringed the proprietary rights of others, which could require us to obtain a license or change our designs.

Although we do not believe that any of our products infringe the proprietary rights of others, there is no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business.  Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities.  In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products.  If any claims or actions are asserted against us, we may seek to obtain a license to the intellectual property rights that are in dispute.  Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In our rapidly changing industry, Capital requirements are difficult to plan for. Although we currently expect to have sufficient funding for the next 12 months, we expect that we will need additional capital to fund our future growth.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

●	Investors’ perceptions of, and demand for, companies in our industry;
●	Investors’ perceptions of, and demand for, companies operating in China
●	Conditions of the U.S. and other capital markets in which we may seek to raise funds;
●	Our future results of operations, financial condition and cash flows;
●	Governmental regulation of foreign investment in companies in particular countries;
●	Economic, political and other conditions in the United States, China, and other countries; and
●	Governmental policies relating to foreign currency borrowings.

 We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings.  There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all.  In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means.  Future financings through equity investments are likely to be dilutive to our existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness or to fund our operations.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We face risks associated with currency exchange rate fluctuations.

Although we currently transact parts of our business in U.S. dollars, a larger portion of our revenues is denominated in other foreign currencies.  Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our operating results.  Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses.

Our business could be subject to environmental liabilities.

As is the case with manufacturers of similar products, we use certain hazardous substances in our operations.  Currently we do not anticipate any material adverse effect on our business, revenues or results of operations as a result of compliance with Chinese environmental laws and regulations.  However, the risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

If we lose our key personnel or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely impacted.

We rely heavily on the expertise, experience and continued services of our senior management, including our President and Chief Executive Officer.  Loss of his services could adversely impact our ability to achieve our business objectives.  We believe our future success will depend upon our ability to retain key employees and our ability to attract and retain other skilled personnel.  The rapid growth of the economy in China has caused intense competition for qualified personnel.  We cannot guarantee that any employee will remain employed by us for any definite period of time or that we will be able to attract, train or retain qualified personnel in the future. Such loss of personnel could have a material adverse effect on our business and company.  Moreover, qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements.  We need to employ additional personnel to expand our business.  There is no assurance that we will be able to attract and retain sufficient numbers of highly skilled employees in the future.  The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

We will incur significant costs as a result of operating as a public company, our management will be required to devote substantial time to new compliance initiatives.

While we are a public company, our compliance costs to date have not been substantial in light of our limited operations.  Deer began operating as a public company in September of 2008.  As a public company with substantial operations, we will incur increased legal, accounting and other expenses.  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is time-consuming and costly.

It will also be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  Certain members of our management have limited or no experience operating a company whose securities are traded or listed on an exchange, nor with SEC rules and requirements (including SEC reporting practices and requirements that are applicable to a publicly traded company).  We will need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC.  Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or prevent all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Because we are not yet required to comply with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as the rules enacted by the SEC and the national stock exchanges as a result of the Sarbanes-Oxley Act, require implementation of various measures relating to corporate governance.  These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges.  Because we are not presently required to comply with many of the corporate governance provisions, we have not yet adopted these measures.

We do not have a board member that qualifies as an “audit committee financial expert” or that qualifies as “independent” as that term is used in the rules of the Securities and Exchange Commission or the NASDAQ Marketplace Rules.

Until we comply with the corporate governance measures adopted by the national securities exchanges after the enactment of Sarbanes-Oxley Act, regardless of whether such compliance is required, the absence of standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds in the future if we determine it is necessary to raise additional capital.  We intend to comply with all applicable corporate governance measures relating to director independence as soon as practicable.

New rules, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board of directors committees required to provide for our effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers.  The perceived personal risk associated with the Sarbanes-Oxley Act may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence and level of experience in finance and accounting matters.  We may have difficulty attracting and retaining directors with the requisite qualifications.  If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain the listing of our common stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

We are a holding company that depends on cash flow from our wholly-owned subsidiary to meet our obligations.

After the Share Exchange, we became a holding company with no material assets other than the stock of our wholly-owned subsidiary.  Accordingly, all our operations will be conducted by Deer, our wholly-owned subsidiary.  We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by us in its operations.

All of Deer’s liabilities survived the Share Exchange and there may be undisclosed liabilities that could have a negative impact on our financial condition.

Before the Share Exchange, certain due diligence activities on the Company and Deer were performed.  The due diligence process may not have revealed all liabilities (actual or contingent) of the Company and Deer that existed or which may arise in the future relating to the Company’s activities before the consummation of the Share Exchange.  Notwithstanding that all of the Company’s pre-closing liabilities were transferred to a third party pursuant to the terms of the Share Exchange Agreement, it is possible that claims for such liabilities may still be made against us, which we will be required to defend or otherwise resolve.  The transfer pursuant to the Share Exchange Agreement may not be sufficient to protect us from claims and liabilities and any breaches of related representations and warranties.  Any liabilities remaining from the Company’s pre-closing activities could harm our financial condition and results of operations.

Because Deer has become public by means of a share exchange, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with Deer’s becoming public through the Share Exchange Agreement. Analysts of major brokerage firms may not provide our company coverage since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

Changes to Generally Accepted Accounting Principles in the United States (GAAP) arise from new and revised standards, interpretations, and other guidance issued by the Financial Accounting Standards Board, the SEC, and others.  In addition, the U.S. Government may issue new or revised Cost Accounting Standards or Cost Principles.  The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others.  Such changes could result in unanticipated effects on our results of operations, financial position, and other financial measures.

Risks Related to Our Business being Conducted in China

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

Our business is conducted in China.  Doing business outside the United States, particularly in China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation.  We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter out business practice in time to avoid the possibility of reduced revenues.

China’s economic policies could affect our business.

Substantially all of our assets are located in China and all of our revenue is derived from our operations in China.  Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China's economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall economy of China, but they may also have a negative effect on us.  For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.  The economy of China has been transitioning from a planned economy to a more market-oriented economy.  In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government.  In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies.  It also exercises significant control over China's economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks and trust companies located in China.  Our cash accounts are not insured or otherwise protected.  Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in China, any loss which we suffer may not be insured or may be insured to only a limited extent.

The insurance industry in China is still in an early stage of development and insurance companies located in China offer limited business insurance products.  In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability.

The Chinese tax system is in a state of flux, and it is anticipated that China's tax regime will be altered in the coming years.  Tax benefits that we presently enjoy may not be available to us in the wake of these changes, and we could incur tax obligations to the Chinese government that are significantly higher than currently anticipated.  These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Certain tax exemptions that we presently enjoy in China are scheduled to expire over the next several years.

As a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits.  When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions.

We may face judicial corruption in China.

Another obstacle to foreign investment in China is corruption.  There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China’s poorly developed and sometimes corrupt judicial systems.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues.  Controversies may arise in the future between these two countries.  Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

China could change its policies toward private enterprise or even nationalize or expropriate private enterprises.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China.  Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization.  The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, or devaluations of currency could cause a decline in the price of our common  stock, should a market for our common stock ever develop.  Nationalization or expropriation could even result in the total loss of your investment.

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in China is a civil law system.  Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents.  In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment.  Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock.  In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

As we import goods into and export goods out of China, fluctuation of the Renminbi may affect our financial condition by affecting the volume of cross-border money flow.

Although we use the United States dollar for financial reporting purposes, most of the transactions effected by our operating subsidiaries are denominated in China’s Renminbi.  The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. Future movements in the exchange rate of the Renminbi could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China.

We may not be able to obtain regulatory approvals for our products.

The manufacture and sale of our products in China is regulated by The People's Republic of China and the local provincial governments.  Although our licenses and regulatory filings are up to date, the uncertain legal environment in China and our industry may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

As our executive officers and several of our directors, including the Chairman of our Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States.  Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for individuals to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts.  In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws.  Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

Risks Related to Our Securities

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock
●	technological innovations or new products and services by us or our competitors;
●	intellectual property disputes;
●	additions or departures of key personnel;
●	the depth and liquidity of the market for the shares;
●	quarter-to-quarter variations in our operating results;
●	announcements about our performance as well as the announcements of our competitors about the performance of their businesses;
●	investors’ evaluations of our future prospects and the food industry generally;
●	changes in earnings estimates by, or failure to meet the expectations of, securities analysts;
●	our dividend policy; and
●	general economic and market conditions.

Additionally, the stock market often experiences significant price and volume fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded.  These market fluctuations could adversely affect our share’s trading price.

The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market.  Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

Shares of our common stock lack a significant trading market.

Shares of our common stock are not eligible as yet for trading on any national securities exchange.  Our common stock may be   quoted in the over-the-counter market on the OTC Bulletin Board or in what are commonly referred to as “pink sheets.”  These markets are highly illiquid.  Although we intend to apply for listing of our common stock on an exchange, there can be no assurance if and when the initial listing criteria could be met or if such application would be granted, or that the trading of the common stock will be sustained.  There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained.  In addition, there is a greater chance for market volatility for securities that are quoted on the OTC Bulletin Board as opposed to securities that trade on a national exchange.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume.  As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock, or to obtain coverage for significant news events concerning us, and the common stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  If our stockholders sell substantial amounts of our common stock in the public market upon the effectiveness of a registration statement, or upon the expiration of any holding period under Rule 144, such sales could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for our Company to  raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  The shares of common stock issued in the Share Exchange will be freely tradable upon the earlier of (i) effectiveness of a registration statement covering such shares; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act and the sale of such shares could have a negative impact on the price of our common stock.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $.001 per share.  After giving effect to Share Exchange, there were approximately 52,400,000 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance as of December 31, 2008.  Although we have no commitments as of this date to issue our securities in connection with an acquisition, we may issue a substantial number of additional shares of our common stock, to complete a business combination or to raise capital.  The issuance of additional shares of our common stock:

●	may significantly reduce the equity interest of our existing stockholders; and
●	may adversely affect prevailing market prices for our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934.  The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
●	A toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and our salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

Due to the requirements of penny stock rules, many brokers have decided not to trade penny stocks. As a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, that could have an adverse effect on the market, if any, for our securities.  Moreover, if our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Capital outflow policies in China may hamper our ability to declare and pay dividends to our shareholders.

China has adopted currency and capital transfer regulations.  These regulations may require us to comply with complex regulations for the movement of capital.  Although our management believes that we will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of China.  In addition, under current Chinese law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital.  Accordingly, this reserve will not be available to be distributed as dividends to our shareholders.  We presently do not intend to pay dividends in the foreseeable future.  Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

Taxation

We will not obtain an opinion of legal counsel regarding the United States income tax consequences of an investment in our securities.

We will not obtain an opinion of counsel regarding the U.S. income tax consequences of investing in our securities including whether we will be treated as a company for U.S. income tax purposes. Recent changes in tax laws have not, as yet, been the subject of administrative or judicial scrutiny or interpretation. Moreover, there is no assurance that future legislation may not further affect the tax consequences of an investment in our securities.

INVESTORS ARE URGED TO CONSULT WITH THEIR TAX ADVISORS REGARDING THE POSSIBLE U.S. FEDERAL, STATE, AND LOCAL TAX CONSEQUENCES OF INVESTING IN OUR SECURITIES.

Item 2 - Properties
Description of Property

1.	Land usage rights:

Deer has signed 50 year lease agreements for the properties in Yangjiang on which their manufacturing, office, and employee dorms are located. The properties and associated structures are as shown in the tables below:

Certificate No.	Issuance Authority	Location	Measurement (m2)	Designated Use	Valid Until
(2005) No1400008	Yangjiang government	Road 5, District 3, Zhan Gang Science & Technology Park,Yangjiang High&New Technological Development Zone	31216.95	Industrial	2050.7.22
(2002) No11325	Yangjiang government	No.1, District 3, Zhan Gang Science & Technology Park,Yangjiang High&New Technological Development Zone	33728	Industrial	2052.12.6
(2004) No100	Yangjiang government	Room 501, Block A, Bi Tao Garden, Zhapo Town, Yangjiang City.	185.83	Commercial Housing	2062.9.30

2.	Buildings:

Certificate No.	Issuance Authority	Location	Measurement (m²)	Designated Use	Valid Until
C 2329137	Yangjiang government	No.1, District 3, Zhan Gang Science & Technology Park,Yangjiang High&New Technological Development Zone.	15030	Industrial	2052.12.6
C 1871973	Yangjiang government	Room 501, Block A, Bi Tao Garden, Zhapo Town, Yangjiang City.	92.44	Housing	2062.9.30
C 1871974	Yangjiang government	Room 501, Block A, Bi Tao Garden, Zhapo Town, Yangjiang City.	92.44	Housing	2062.9.30

We believe that our facilities are adequate for our current operations for fiscal 2009.

Item 3 - Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions, or operating results.  We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Beginning on May 16, 2007, our shares of common stock were quoted on the OTC Bulletin Board on under the symbol "TGEV".  No trades of our common stock occurred through the facilities of the OTC Bulletin Board until September 9, 2008. Our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “DCPI” on September 5, 2008.  The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) beginning on May 16, 2007 as reported by the OTC Bulletin Board.  These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2007
Quarter ended March 31, 2007	$.25	$.25
Quarter ended June 30, 2007	$.25	$.25
Quarter ended September 30, 2007	$.25	$.25
Quarter ended December 31, 2007	$.25	$.25

Fiscal year ended December 31, 2008	$.25	$.25
Quarter ended March 31, 2008	$.25	$.25
Quarter ended June 30, 2008	$.25	$.25
Quarter ended September 30, 2008	$4.00	$2.25
Quarter ended December 31, 2008	$4.00	$.51

On March 20, 2009, there were approximately 50 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We did not repurchase any of our common stock during 2008.

Dividends

We have never paid any dividends on the common stock.  We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

During the year ended December 31, 2008, we did not have a formal equity compensation plan in effect.  We did not grant any equity based compensation awards during the year ended December 31, 2008 nor do we have any equity compensation plan not previously approved by security holders.

The following table provides aggregate information as of December 31, 2008 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-		N/A	-0-
Equity compensation plans not approved by security holders	-0-	$	N/A	-0-
Total	-0-	$	N/A	-0-

Recent Sales of Unregistered Securities

We completed an offering of 4,500,000 shares of our common stock at a price of $0.001 per share to a total of seven purchasers on August 31, 2006.  The total amount received from this offering was $4,500.  We completed this offering pursuant to Regulation S under the Securities Act.  Of these shares, 3,000,000 shares were issued Artiom Balykin, our former president and chief executive officer.

The remaining purchasers in this offering were as follows:

Name of Subscriber	Number of Shares
Elena Avdasseva	250,000
Ludmila Balykin	250,000
Jessamine Wong	250,000
Chih-Chun Wu	250,000
Albert Au	250,000
Gan Lee Sue	250,000

We completed an offering of 750,000 shares of our common stock at a price of $0.02 per share to a total of 22 purchasers on November 4, 2006.  The total amount received from this offering was $15,000.  We completed this offering pursuant to Regulation S under the Securities Act. The purchasers were as follows:

Name of Subscriber	Number of Shares

Arthur Goutsouliak	25,000
Braden Lichti	25,000
Alexander Balykin	25,000
Nikolai Avdassev	25,000
Olena Moroz	25,000
Ryan Nickson	25,000
Albina Parrik	25,000
Vartan Kaprielov	25,000
Georgi Parrik	25,000
Aivo Kutter	25,000
Irina Balykin	50,000
Caz Vasher	50,000
Dmitry Lyakutin	50,000
Maya Raskovic	50,000
Oxana Avdaseva	50,000
Tamara Ishutkina	50,000
Andrey Simonenko	50,000
Elena Dannikova	50,000
Olga Malitski	50,000
Anna Grabarnik	25,000
Roland Asmar	25,000

On February 6, 2009, we sold an aggregate of 645,625 Units at an offering price of $0.80 per unit of for aggregate gross proceeds of approximately $508,500 to each of the following persons:

Luis A. Carpio
Bu Qian Bai
Michael J. Mazza
C. Robert Shearer
Strong Growth Capital, Ltd.
Kenneth F. Tenney
Hans F.R. Wiegand
Yue Ping Xu

Each Unit consisted of one share of our common stock and a three year warrant to purchase 15% of one share of our common stock at an exercise price of $1.50 per share. The Units sold represent an aggregate of 645,625 shares of our common stock and warrants to purchase 96,844 shares of our common stock. The offering and sale of the Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D and Regulation S under the Securities Act. We compensated Martinez Ames Securities as a placement agent that assisted in the sale of the Units in this private placement offering by (i) paying cash equal to 9% of the gross proceeds from the sales of Units placed and (ii) issuing them warrants to purchase that number of shares of Common Stock equal to 10% of the Units placed. A total of $45,765 in cash was paid to Martinez Ames Securities and warrants to purchase 64,562 shares of our common stock.

The Warrants granted to these placement agents had the same terms and conditions as the Warrants granted in the offering.

Item 6 - Selected Financial Data

Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K  includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed  in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report we will refer to Deer Consumer Product, Inc.  as "Deer," the "Company," "we," "us," and "our."

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On September 3, 2008, we entered into a share exchange agreement and plan of reorganization with Deer International Group Limited (“Deer International”), a company incorporated under the laws of British Virgin Islands (“BVI”) on December 3, 2007 and holder of 100% of the shares of Winder Electrical Company, Ltd. (“Winder”) since March 11, 2008.  Winder has a 100% owned subsidiary, Delta International, Ltd., (“Delta”).  Winder and Delta were formed and incorporated in the Guangdong Province of the PRC on July 20, 2001 and February 23, 2006, respectively.

Pursuant to the share exchange agreement, we acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for the issuance of an aggregate of 18,050,000 shares of our common stock.  Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, we entered into an agreement with Crescent Liu, our former Director and Chief Executive Officer, pursuant to which he returned 5,950,000 shares of our common stock for cancellation. Mr. Liu was not compensated in any way for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had an aggregate of 22,600,000 shares of common stock issued and outstanding.  In connection with the above transaction we changed our name to Deer Consumer Products, Inc. on September 3, 2008.

The exchange of shares with Deer International was accounted for as a reverse acquisition under the purchase method of accounting since Deer International obtained control of our company. Accordingly, the merger of the Deer International into us was recorded as a recapitalization of Deer International, Deer International being treated as the continuing entity. The historical financial statements presented are the consolidated financial statements of Deer International. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $0.

As a result of the reverse merger transactions described above the historical financial statements presented are those of Deer International, the operating entities.

We are engaged in the manufacture, marketing, distribution and sale of home and kitchen electrical appliances (blenders, food processors, choppers, juicers, etc.).  The Company manufactures its products out of YangJiang, China and operates corporate functions in Nanshan, Shenzhen, China.

We operate through our two wholly-owned subsidiaries, Winder Electric Co. Ltd. (“Winder”), which is a wholly-owned foreign enterprise (“WOFE”) and responsible for research, production and delivery of goods, and Delta International Limited (“Delta”), which is a wholly owned subsidiary of Winder and primarily responsible for sales. We have traditionally acted as both an original equipment manufacturer (“OEM”) and original design manufacturer (“ODM”) for international markets with 90% and 95% of sales made overseas in 2007 and 2008, of which North America and Europe accounted for approximately 34% and 18% in 2008, respectively

Critical Accounting Policies

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

Currency Hedging.  We have entered into a forward exchange agreement with the Bank of China, whereby we have agreed to sell US dollars to the Bank of China at a certain contractual rates. Since the contractual rate at which we sells US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, we have recognized foreign exchange gains.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007:

	Years Ended December 31,
	2008	2007	$ Change	% Change
Revenues	$43,784,935	$33,476,259	$10,308,676	30.8%
Cost of Revenue	34,125,019	26,249,009	7,876,010	30.0%
Gross Profits	9,659,916	7,227,250	2,432,666	33.7%
Selling, General and Administrative	5,421,580	3,306,507	2,115,073	64.0%
Interest Expense and Financing Costs	558,663	114,555	444,108	387.7%
Foreign Exchange gain	959,943	90,707	869,236	958.3%
Income Tax Expense	1,302,045	615,568	686,477	111.5%
Net Income	3,356,784	3,421,592	(64,808)	-1.9%

Revenues

Our revenue for the year ended December 31, 2008 was $43,784,935 an increase of $10,308,676 or 30.8% from $33,476,259 for the year ended December 31, 2007.  The increase in revenues was due to an increase in sales of our core products: blenders and juice extractors.

Cost of Revenue

Our cost of revenue for the year ended December 31, 2008 increased by $7,876,010 or 30.0% from $26,249,009 for the year ended December 31, 2007 to $34,125,019 for the year ended December 31, 2008. The increased costs in 2008 were due to the increases in sales.

Gross Profit

Our gross margin for the year ended December 31, 2008 was 22.1% compared to 21.6% for 2007.
The increase in gross margin can be attributed to success in controlling variable costs such as the design of new products and improving our sales order selection capability to fit market needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2008 increased by $2,115,073 or 64.0%, from $3,306,507 for the year ended December 31, 2007 to $5,421,580 for the year ended December 31, 2008.  Selling expenses for the year ended December 31, 2008 increased by 88.0% or $1,336,464 in comparison to the same period in 2007 due to due to the hiring of a new sales company for exporting services. In addition, we commenced domestic sales of our brand name products in China and internationally and  incurred start up costs including, establishing a “Deer” brand name, creating a distribution network, and marketing the Deer brand name products.  General and administrative expenses for the year ended December 31, 2008 increased by 43.5% or $778,609 in comparison to the same period in 2007. The increase in our operating expenses reflects the additional expenses incurred as a result of our increased sales and the cost of being a publicly held company.  Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.

Interest and Financing Cost

Interest and financing costs for the year ended December 31, 2008 was $558,663 compared to $114,555 for the year ended December 31, 2007 an increase of $444,108 or 387.7%. The change is principally due to an increase in the principal amount of short term loans and notes payable outstanding.

Foreign Exchange Gain

Foreign exchange gain for the year ended December 31, 2008 was $959,943 an increase of $869,236 or 958.3%, from $90,707 for the year ended December 31, 2007.  The increase is due to favorable foreign exchange transactions the company experienced in 2008.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2008 was 28.0% as opposed to 15.2% for the year ended December 31, 2007.  The effective tax rate in 2007 was only 15.2% due to one of our subsidiaries paying taxes at 50% of the normal rate due to a tax break given by the Chinese government to companies in the high-tech industry.  In 2008, two of our subsidiaries incurred net losses which increased the effective tax rate to 28.0%.  In 2008, our statutory income tax rate in China was 25%.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2008 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

Cash Flows

On November 30, 2007, we decided to increase paid-in capital by $2,923,688 through a board meeting. The new capital was from retained earnings distributable to shareholders.

At December 31, 2008, we had $2,782,026 in cash and cash equivalents on hand.  Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.

Net cash flows provided by operating activities for the year ended December 31, 2008 was $3,037,556 compared to $432,890 for the year ended December 31, 2007. This change in cash flows from operating activities was due mainly to increases in accounts payable and unearned revenue, offset by an increase in accounts receivable, inventories and advances to suppliers.

We used $3,838,893 in investing activities during the year ended December 31, 2008 for the acquisition of property and equipment and an increase in our construction in process.

Cash provided from financing activities in the year ended December 31, 2008 was $1,945,584 which included proceeds from a short term loan and short term notes payable, and advances from a related party, offset by a payment to a shareholder and repayment of notes payable.  The increase in the loan and note balances is principally due to the increase in accounts receivable.  As accounts receivables are collected these obligations are paid down.

Assets

As of December 31, 2008, our accounts receivable increased by $5,069,230 compared with the balance as of December 31, 2007. The increase in accounts receivable during the year ended December 31, 2008 was due primarily to increased sales.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.  Inventory increased by $3,527,547 in the same period and advances to suppliers increased by 2,198,146.

We experienced a decrease in due from shareholder, short-term investments, and restricted cash of $1,383,124, $107,307 and $250,286, respectively during year ended December 31, 2008.

Liabilities

Our accounts payable and other payables increased by $6,489,032 and 195,812, respectively, during the year ended December 31, 2008. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) increased by $3,236,375 and tax and welfare payable increased by $636,408 over the same period.  Short-term loans and Notes payable (short- and long-term) increased by $1,861,410 and $728,789, respectively, due to the receipt of proceeds from new loans entered into during the year ended December 31, 2008.  Balances due to related parties and shareholders were reduced by $990,792.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations.

We maintain export insurance that covers losses arising from customers’ rejection of our products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

The majority of our revenues and expenses were denominated primarily in RMB, the currency of the PRC.

There is no assurance that exchange rates between the RMB and the USD will remain stable. We do engage in currency hedging. Inflation has not had a material impact on our business.

Recent developments

On February 6, 2009, we received $508,500 from the placement of units of our securities consisting of shares of common stock, par value $.001 per share, and stock purchase warrants (15% warrant coverage) in a private placement exempt from registration under the Securities Act, and that the private placement will be extended through March 31, 2009. It is intended that the proceeds of the private placement will be used primarily for working capital.  A total of 625,000 units, each unit representing one share of our common stock and a three year common stock purchase warrant in the amount of 15% of the units purchased, were sold through the end of business February 6, 2009. Each unit is priced at $.80 with $508,500 in total having been received. Fees of (i) 9% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 10% of the number of units placed were paid to participating selected dealers. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $1.50. The securities offered in the private placement have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8 - Financial Statements and Supplementary Data

The financial statements, together with the report thereon, of Deer Consumer Products, Inc. as listed under Item 15 appear in a separate section of this report beginning on page F-1.begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 3, 2008, we dismissed Dale Matheson Carr Hilton Labonte LLP (“DMCHL”) as our independent accountant and engaged Goldman, Parks, Kurland, Mohidin, LLP (“GPKM”) as its new principal independent accountant. This decision was approved by the Board of Directors of the Company. DMCHL audited the Company’s financial statements from its July 8, 2006 (inception) through June 30, 2008.

During the past two fiscal years, there have been no disagreements or reportable events with DMCHL on any matter of accounting principles, or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DMCHL would have caused them to make reference thereto in their reports on the financial statements for such year. DMCHL report on the Company’s financial statements for the fiscal year ended 2007 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

During our last recent fiscal year, there have been no disagreements or reportable events with GPKM.

Item 9A (T).  Controls and Procedures

a)        Evaluation of disclosure controls and procedures.

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

(b)         Report of Management on Internal Control over Financial Reporting

 The following report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless we specifically state that the report is to be considered “filed” under the Exchange Act or incorporate it by reference into a filing under the Securities Act or the Exchange Act.

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rules 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. GAAP; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Furthermore, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

An evaluation was performed, under the supervision and with the participation of Company management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period under review that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B.   Other Information
 None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Our executive officers and directors, and their ages, positions and biographical information, as of March 15, 2009, are as follows:

Name	Position	Age
Mr. Ying He	Chairman, & Chief Executive Officer	39
Mr. Yuehua Xia	Chief Financial Officer	33
Mr. Man Wai James Chiu	Chief Operating Officer & Director	46
Mrs. Yongmei Wang	Corporate Secretary	33

Our directors hold office for one-year terms or until their successors have been elected and qualified.

We do not have a majority of independent directors, have a separately designated audit committee nor a person designated as an audit committee member financial expert. We do not have a majority of independent board members, separately designated audit committee or an audit committee member financial expert because the cost of identifying, interviewing, appointing, educating, and compensating such persons would outweigh the benefits to its stockholders at the present time. However we expect to appoint additional directors.

Mr. Ying He, Chairman, Chief Executive Officer and President
Mr. He was appointed as our Chairman, Chief Executive Officer and President on September 3, 2008. Mr. He was one of the original founders of Winder in 2001. From June 2006, Mr. He has served as the Director of Winder. From July 2001 to August 2006, Mr. He served as the Chairman of Winder. Prior to that time from August 1999 to June 2001, Mr. He worked independently to establish the initial business plan for Winder including arrangements with future customers, suppliers, vendors, and site determination. Prior to that time from March 1996 to July 1999, Mr. He served as CEO of Dongguan Xin Dao Mould. From March 1993 to December 1995, Mr. He served as the Senior Manager of Hong Kong Dongjiang Group, Inc. Mr. He obtained his MBA degree from Zhongshan University in 2005.

Mr. Yuehua Xia, CFO
Mr. Xia was appointed as our Chief Financial Officer on September 3, 2008. Mr. Xia was appointed CFO of Winder and its subsidiary in November, 2006. From February 2004 to November 2006, Mr. Xia served as CFO of Shenzhen Zheng Jia Investment and Development Co., Ltd. From March 2002 to January 2004, Mr. Xia served as Finance Manager of ACT International Holding Ltd., (Shenzhen). From September 1996 to February 2002 Mr. Xia served as Vice Manager of Finance for Shengxiang Industrial Ltd., (Shenzhen). Mr. Xia obtained his Bachelor’s degree in Accounting from Zhongnan University of Finance & Economics in 1996.

Mr. Man Wai James Chiu, COO & Director
Mr. Chiu was appointed as our Chief Operations Officer and Director on September 3, 2008. Mr. Chiu was appointed COO of Winder and it subsidiary in May 2007. Prior to that time, from January 2001 to May 2007, Mr. Chiu served as the Sourcing Director for Hamilton Beach Proctor-Silex, Inc., in China. Mr. Chiu obtained his B.S. in Accounting & Economics from Hong Kong University, his MBA from Australia Charles Stuart University in 2001, and his Bachelor’s degree in Law from the University of London in 2006.

Mrs. Yongmei Wang, Corporate Secretary
Mrs. Wang was appointed as our Corporate Secretary on September 3, 2008. Mrs. Yongmei Wang joined Winder upon inception in 2001 as Assistant General Secretary. Mrs. Wang obtained her Bachelor’s degree in International Trade from Xian Foreign Language Institute in July 1995.

There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel.

No bankruptcy petition has been filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.  No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director has been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Our Board has implemented a process by which stockholders may send written communications to the attention of the Board, any committee of the Board or any individual Board member, care of our Secretary at Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057. This centralized process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. Our Secretary will be primarily responsible for collecting, organizing and monitoring communications from stockholders and, where appropriate depending on the facts and circumstances outlined in the communication, providing copies of such communications to the intended recipients. Communications will be forwarded to directors if they relate to appropriate and important substantive corporate or Board matters. Communications that are of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration will not be forwarded to the Board. Any communications not forwarded to the Board will be made available to any of our independent directors upon their request. There have been no material changes to these procedures during the last fiscal year.

Corporate Governance, Board Composition and Board Committees

Board Independence

Messrs. He and Chiu do not qualify as “independent” directors, as that term is defined by applicable listing standards of The NASDAQ Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.  As a requirement to listing the Company’s common stock on The NASDAQ Capital Market or other exchange, the Company intends to add independent directors.  The board’s composition (and that of its committees) will be subject to the corporate governance provisions of its primary trading market, including the requirement for appointment of independent directors in accordance with the Sarbanes-Oxley Act of 2002, and regulations adopted by the SEC and NASD pursuant thereto.

Director Compensation

We do not currently compensate our directors for acting as such, although we may do so in the future, including with cash and/or equity.  We reimburse our directors for reasonable expenses incurred in connection with their service as directors.  As of December 31, 2008, none of our directors received any compensation from us.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, but have not done so to date.

Board Committees and Meetings

Audit Committee

We intend to establish an audit committee of the board of directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  The audit committee’s duties would be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles.  The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee would at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

We intend to establish a compensation committee of the board of directors.  The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.  The compensation committee would also administer our stock option plans and recommend and approve grants of stock options under such plans.

Stock Incentive Plans

We have currently no stock incentive plan adopted.  We intend to adopt a stock incentive plan in order to further the growth and general prosperity of the Company by enabling our employees, contractors and service providers to acquire our common stock, increasing their personal involvement in the Company and thereby enabling the Company to attract and retain its employees, contractors and service providers.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2008, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Item 11 - Executive Compensation

As a “Smaller Reporting Company,” the we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosure required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

The following table sets forth information concerning the compensation for the years ended December 31, 2008 and 2007 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year. A discussion of each of the principal elements comprising this executive compensation follows this table.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Salary	Bonus	Stock Awards	Option Awards	Total
		($)	($)	($)	($)	($)
Ying He President and Chief Executive Officer	2007 2008	24,660 24,660	0	0	0	24,660 24,660
Yuehua Xia Chief Financial Officer	2007 2008	24,660 24,660	0	0	0	24,660 24,660

Narrative Disclosure to Summary Compensation Table.

Employment Agreements

Neither the Company nor its subsidiaries have employment agreements with their respective officers.

Change-In-Control Agreements

We do not have any existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, changes in their compensation or a change in control.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2008, there were no outstanding equity awards held by executive officers of our company.

Stock Incentive Plans

We had no stock incentive plan during 2007 or 2008.

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Ying He, Chairman	-	-	-
Man Wai James Chiu	-	-	-

Narrative Disclosure to Director Compensation Table.

Messrs. He and Chiu do not qualify as “independent” directors, as that term is defined by applicable listing standards of The NASDAQ Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.  As a requirement to listing the Company’s common stock on The NASDAQ Capital Market or other exchange, the Company intends to add independent directors.  The board’s composition (and that of its committees) will be subject to the corporate governance provisions of its primary trading market, including the requirement for appointment of independent directors in accordance with the Sarbanes-Oxley Act of 2002, and regulations adopted by the SEC and NASD pursuant thereto.

We have not compensated, and will not compensate, our non-independent directors, such as Messrs. He and Chiu, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

We do not maintain a medical, dental or retirement benefits plan for the directors.

Impact of Accounting and Tax Treatment of Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to the principal executive officer and to each of the three other most highly compensated officers (other than the principal financial officer) to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers during fiscal 2008 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers during fiscal 2009 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our common stock as of December 31, 2008, by:

       ●   each stockholder, or group of affiliated stockholders, that we know beneficially owns more than 5% of our outstanding common stock;

       ●   each of our named executive officers;

       ●   each of our directors; and

       ●    all of our directors and executive officers as a group.

Unless otherwise indicated, each of the shareholders named in the table below has sole voting and investment power with respect to such shares of common stock.  Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Deer Consumer Products, Inc. Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057.

Except as otherwise noted, the individual or his or her family members had sole voting and investment power with respect to such shares. The percentages of beneficial ownership set forth below are based on 22,600,000 shares of our common stock issued and outstanding as of December 31, 2008.

Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of September 3, 2008, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options and warrants, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

5% Stockholders:
Sino Unity Limited (1)	1,940,375	8.59%
True Olympic Limited (1)	1,805,000	7.99%
Great Scale Holdings Limited (3)	1,444,000	6.39%
New Million Holdings Limited (4)	1,444,000	6.39%
Tiger Castle Limited (5)	1,263,500	5.59%

Named Executive Officers
Mr. Ying He (6)	8,348,125	36.94%
Mr. Yuehua Xia	--	*
Man Wai James Chiu (7)	1,083,000	4.79%
All Directors and Named Executive Officers as a Group	9,431,125	41.73%

(1) Sino Unity Limited is 100% owned by YuHai Deng, our Manager of Purchasing.
(2) True Olympic Limited is 100% owned by ZongZhu Nie, our Manager of Quality Control.
(3) Great Scale Holdings Limited is 100% owned by FaMin He, our Manager of Production.
(4) New Million Holdings Limited is 100% owned by BaoZhi Li, our Manager or Corporate Development.
(5) Tiger Castle Limited is 100% owned by JingWu Chen, our Manager of Corporate Development.
(6) Mr. Ying He, our Chairman, Chief Executive Officer & President, holds his shares through Achieve On Limited which is 100% owned by him.
(7) Mr. Man Wai James Chiu, our Chief Operating Officer, holds his shares through Sharp Champion Limited which is 100% owned by him.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, since the beginning of our last fiscal year, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation SK) during the fiscal year ended 2008, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

Item 14 - Principal Accountant Fees and Services

Audit Fees.

The firm of Goldman Parks Kurland Mohidin LLP (“GPKM”) has been selected by the board of directors as the independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending December 31, 2008. This firm has served as independent public accountants for our company since April 14, 2008.  Prior to September 3, 2008, we engaged Dale Matheson Carr Hilton Labonte LLP ("DMCHL") as our independent accountants.

The aggregate fees billed by GPKM, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year were $107,500.

The aggregate fees billed by DMCHL for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year 2008 was $5,000.

Audit Related Fees.

We incurred fees to auditors of $0, for audit related fees during the fiscal year ended 2007, and for the fiscal year ended December 31, 2008 audit related fees were $0.

Tax Fees.

We incurred no fees to auditors for tax compliance, tax advice and tax compliance services during the fiscal year ended December 31, 2007 and the fiscal year ended December 31, 2008

The Board of Directors has no formal audit committee.  However, the entire Board of Directors is the Company's defacto audit committee.  The Board of Directors discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.  It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

Item 15 - Exhibits, Financial Statement Schedules

(a)(1)                        Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(a)(2)                        Financial Statement Schedules:

Not applicable.

(b)           Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(c)                        Financial Statement Schedules
Not applicable.

Deer Consumer Products, Inc and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2008, and 2007

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Income and Other Comprehensive Income
for the years ended December 31, 2008 and 2007	F-4

Consolidated Statement of Stockholders' Equity for the years ended
December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Deer Consumer Products, Inc.

We have audited the accompanying consolidated balance sheets of Deer Consumer Products, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. ..  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deer Consumer Products, Inc. and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin LLP
Encino, California
March 20, 2009

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,782,026	$1,511,545
Restricted cash	200,099	450,385
Accounts receivable, net	8,560,465	3,491,235
Advances to suppliers	5,015,479	2,817,333
Other receivables	489,286	395,180
Short term investments	29,340	136,647
Due from shareholder	-	1,383,124
Due from related party	331,267	-
Inventories	7,680,851	4,153,304
Other current assets	13,342	628,718
Total current assets	25,102,155	14,967,471

PROPERTY AND EQUIPMENT, net	11,291,202	8,576,102
CONSTRUCTION IN PROGRESS	892,897	302,160
INTANGIBLE ASSETS, net	404,125	387,541
OTHER ASSETS	39,689	42,008
TOTAL ASSETS	$37,730,068	$24,275,282

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,968,088	$2,479,056
Other payables	760,632	564,820
Unearned revenue	3,305,966	69,591
Accrued payroll	168,282	134,301
Short term loans	3,552,841	1,691,431
Due to shareholder	-	756,458
Advances to shareholder	-	509,139
Advances to related party	274,805	-
Notes payable	3,155,348	3,160,059
Tax and welfare payable	1,533,013	896,605
Total current liabilities	21,718,975	10,261,460

LONG-TERM LOAN	733,500	-
TOTAL LIABILITIES	22,452,475	10,261,460

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 par value; 75,000,000 shares authorized;
22,600,000 and 18,050,000 shares issued and oustanding
as of December 31, 2008 and 2007, respectively	22,600	18,050
Additional paid-in capital	9,326,423	9,330,973
Development funds	542,701	343,232
Statutory reserve	1,085,403	686,464
Other comprehensive income	2,345,698	1,303,732
Retained earnings	1,954,768	2,331,371
Total stockholders' equity	15,277,593	14,013,822
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,730,068	$24,275,282

The accompanying notes are an integral part of these consolidated financial statements

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net Revenue	$43,784,935	$33,476,259

Cost of Revenue	34,125,019	26,249,009

Gross profit	9,659,916	7,227,250

Operating expenses
Selling expenses	2,854,946	1,518,482
General and administrative expenses	2,566,634	1,788,025
Total operating expenses	5,421,580	3,306,507

Income from operations	4,238,336	3,920,743

Non-operating income (expense):
Financing costs	(247,901)	(194)
Interest income	13,870	18,524
Interest expense	(310,762)	(114,361)
Other income (expense)	40,216	64,698
Realized loss on trading securities	(34,873)	-
Unrealized gain on trading securities	-	57,043
Foreign exchange gain	959,943	90,707

Total non-operating income (expense)	420,493	116,417

Income before income tax	4,658,829	4,037,160

Income tax	1,302,045	615,568

Net income	3,356,784	3,421,592

Other comprehensive income

Foreign currency translation gain	1,041,966	822,146

Comprehensive Income	$4,398,750	$4,243,738

Weighted average shares outstanding :
Basic	19,533,425	18,050,000
Diluted	19,533,425	18,050,000

Earnings per share:
Basic	$0.17	$0.19
Diluted	$0.17	$0.19

The accompanying notes are an integral part of these consolidated financial statements

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

				Other				Total
		Common	Additional Paid	Comprehensive	Statutory	Development	Retained	Stockholders'
	Shares	Stock	in Capital	Income	Reserve	Funds	Earnings	Equity

Balance December 31, 2006	18,050,000	$18,050	$6,407,285	$481,586	$337,642	$168,821	$2,356,700	$9,770,084

Capital contribution by stockholders			2,923,688					2,923,688

Common stock dividend distribution							(2,923,688)	(2,923,688)

Change in foreign currency translation gain				822,146				822,146

Net income							3,421,592	3,421,592

Transfer to statutory reserve and development funds					348,822	174,411	(523,233)	-

Balance December 31, 2007	18,050,000	18,050	9,330,973	1,303,732	686,464	343,232	2,331,371	14,013,822

Shares issued in merger with Tag Events Corp.	4,550,000	4,550	(4,550)

Change in foreign currency translation gain				1,041,966				1,041,966

Net income							3,356,784	3,356,784

Transfer to statutory reserve and development funds					398,939	199,469	(598,408)	-

Deemed dividend to major shareholders - settlement of receivable							(3,134,979)	(3,134,979)

Balance, December 31, 2008	22,600,000	$22,600	$9,326,423	$2,345,698	$1,085,403	$542,701	$1,954,768	$15,277,593

        The accompanying notes are an integral part of these consolidated financial statements

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,356,784	$3,421,592
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	1,199,578	795,531
Amortization	18,723	18,509
Loss on disposal of fixed assets	351,257	-
Realized loss on short term investments	34,873	-
Unrealized loss on short term investments	-	(57,043)
(Increase) / decrease in assets:
Accounts receivable	(7,821,066)	(2,423,876)
Other receivable	210,696	435,100
Inventories	(3,180,080)	(549,092)
Due from shareholder	1,454,375	(1,328,793)
Due from related party	(325,509)	-
Advances to suppliers	(1,965,833)	(251,437)
Tax rebate receivable	158,989	51,484
Other assets	215,234	(40,357)
Increase / (decrease) in current liabilities:
Accounts payable	6,205,438	(556,796)
Unearned revenue	3,175,324	(849,077)
Other payables	156,499	499,020
Due to related party	(795,427)	726,744
Accrued payroll	24,138	61,536
Tax and welfare payable	563,573	479,845

Net cash provided by operating activities	3,037,566	432,890

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,627,873)	(2,191,640)
Acquisition of intangible assets	(8,319)	(162,263)
Construction in process	(559,651)	111,835
Changes in restricted cash	276,966	(307,229)
Purchases of short-term investments	-	(131,280)
Proceeds from short-term investments	79,984	-

Net cash used in investing activities	(3,838,893)	(2,680,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,969,781	1,795,227
Proceeds from issuance of short term loans	4,176,723	885,108
Payment on notes payable	(3,192,128)	-
Payment on notes short term loans	(2,464,203)	-
Change in advance to shareholder, net	(535,367)	424,397
Change in advance to related party, net	270,028	-
Proceeds from issuance of long-term note	720,750	-

Net cash provided by financing activities	1,945,584	3,104,732

Effect of exchange rate changes on cash and cash equivalents	126,224	75,476

NET INCREASE IN CASH & CASH EQUIVALENTS	1,270,481	932,521

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,511,545	579,024

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,782,026	$1,511,545

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$310,762	$113,356
Income taxes paid	$725,125	$112,743
Settlement of receivable as a deemed dividend	$3,314,979	$-

The accompanying notes are an integral part of these consolidated financial statements

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Deer Consumer Products, Inc., formerly known as Tag Events Corp., (hereinafter referred to as the “Company” or “Deer”) was incorporated in the State of Nevada on July 18, 2006.

On September 3, 2008, the Company entered into a share exchange agreement and plan of reorganization with Deer International Group Limited (“Deer International”), a company incorporated under the laws of British Virgin Islands (“BVI”) on December 3, 2007 and acquired 100% of the shares of Winder Electrical Company, Ltd. (“Winder”) on March 11, 2008. Winder has a 100% owned subsidiary, Delta International, Ltd., (“Delta”). Winder and Delta were formed and incorporated in the Guangdong Province of the PRC on July 20, 2001 and February 23, 2006, respectively.

Pursuant to the share exchange agreement, the Company acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for the issuance of an aggregate of 18,050,000 shares of the Company’s common stock. Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with Crescent Liu, its former Director and Chief Executive Officer, pursuant to which he returned 5,950,000 shares of the Company’s common stock to the Company for cancellation. Mr. Liu was not compensated in any way for the cancellation of his shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 22,600,000 shares of common stock issued and outstanding. In connection with the above transaction the Company changed its name to Deer Consumer Products, Inc. on September 3, 2008.

The exchange of shares with Deer International was accounted for as a reverse acquisition under the purchase method of accounting since Deer International obtained control of the Company. Accordingly, the merger of the Deer International into the Company was recorded as a recapitalization of Deer International, Deer International being treated as the continuing entity. The historical financial statements presented are the consolidated financial statements of Deer International. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $0.

As a result of the reverse merger transactions described above the historical financial statements presented are those of Deer International and its operating entities.

The Company is engaged in manufacture, marketing, distribution and sale of household appliances (blenders, food processors, choppers, juicers, etc.). The Company manufactures its products out of YangJiang, China and operates corporate functions in Nanshan, Shenzhen, China.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Deer International, and its 100% wholly-owned subsidiary Winder and Winder’s wholly-owned subsidiary Delta. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Yuan Renminbi (RMB); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

The accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates upon which the carrying values were based.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in time deposits and all highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender and monies restricted under a letter of credit and a bank acceptance.  As of December 31, 2008 and 2007, total restricted cash amounted to $200,099 (interest rate of 0.36% per annum) and $450,385 (interest rate of 0.72% per annum), respectively.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Investments

The Company purchased various stocks during 2007 and in 2008 the Company was required to purchase an equity fund for a bank loan requirement.  The investments are trading securities that were bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings.

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

At December 31, 2008 and 2007, the following are the details of the property and equipment:

	2008	2007

Building	$1,889,916	$1,552,881
Equipment	14,232,539	10,597,224
Vehicle	34,735	91,873
Office Equipment	430,177	320,867
Total	16,587,367	12,562,845

Less accumulated depreciation	(5,296,165)	(3,986,743)

	$11,291,202	$8,576,102

Depreciation expense for the years ended December 31, 2008 and 2007 was $1,199,578 and $795,531, respectively.

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
Net intangible assets at December 31, 2008 and 2007 are as follows:

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

	2008	2007
Right to use land	$450,335	$420,828
Computer software	76,906	8,822
Total	527,241	492,650

Less accumulated amortization	(123,116)	(42,109)

Intangibles, net	$404,125	$387,541

Per the People's Republic of China's (“PRC”) governmental regulations, the Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset. The Company is amortizing over the period the Company has use of the land which range from 45 to 50 years and computer software is amortized over 1-2 years.

Amortization expense for the years ended December 31, 2008 and 2007 was $18,723 and $18,509, respectively.

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amount of the long-term loan approximate their fair value based on current rates for instruments with similar characteristics.

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions within China are not covered by insurance.  The Company has not experienced any losses in such accounts as of December 31, 2008 and  2007.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) No. 104.  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Unearned Revenue

The Company has recorded payments for goods before all relevant criteria for revenue recognition are satisfied under unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2008 and 2007 was $111,634 and $31,821, respectively.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $2,345,697 and $1,303,732 at December 31, 2008 and 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the years ended December 31, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $1,041,965 and $822,146, respectively.

Currency Hedging

The Company has entered into a forward exchange agreement with the Bank of China, whereby the Company has agreed to sell US dollars to the Bank of China at a certain contractual rates. Since the contractual rate at which the Company sells US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, the Company has recognized foreign exchange gains of $959,943 and $90,707 for the year ended December 31, 2008 and 2007, respectively.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
At December 31, 2008, the Company has outstanding forward exchange contracts to sell $ 8,110,770 at exchange rates ranging from RMB 7.1772 to RMB 7.406.   The fair value of the contracts was approximately $13,000.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no options, warrants or dilutive securities outstanding as of December 31, 2008 and 2007

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial position and results of its operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Task Force reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. Management does not believe this pronouncement will have an impact on the Company’s financial statements.

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
DECEMBER 31, 2008 AND 2007
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

Note 3 - Inventories

Inventories as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
Raw material	$3,960,022	$2,817,203
Work in process	1,326,719	189,190
Finished goods	2,394,110	1,146,911
Total	$7,680,851	$4,153,304

Note 4 - Short Term Loans

Short term loans at December 31, 2008 and 2007 are as follows:

	2008	2007
Short term bank loans with the Bank of China. As of December 31, 2008, the term of the loan was 5 months, with an interest of 5.990%. As of December 31, 2007 the term of the loan was 5 months, with an interest rate of 6.820% (per annum). The loans are collateralized by buildings and land use rights.	$487,544	98,231
Short term loans with Industrial and Commercial Bank. As of December 31, 2007 the term of the loan was 3 months, with an interest rate of 6.820% (per annum). The loan was collateralized by buildings land use rights and equipment.	--	685,440
Short term loans with ABN-AMRO China, Shenzhen Branch. As of December 31, 2007, the term of the loan was 2.5 months, with and an interest rate of 7.350% (per annum). The loan was collateralized by a cash deposit.	--	907,760
Short term loans with Agricultural Bank of China. As of December 31, 2008, the term of the loan was 12 months, with an interest of 7.950%. The loan is collateralized by equipment.	3,065,297
	$3,552,841	$1,691,431

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Interest expense on short term loans was $310,762 and $113,356 for years ended December 31, 2008 and 2007, respectively.

Note 5 - Notes Payable

Notes payable at December 31, 2008 and 2007 consist of multiple banker's acceptance notes from Bank of China payable to the Company’s vendors. The terms of the notes range from 0-3 months, with no interest rate on the notes. The Company deposits 10% of the notes’ par value with the bank, refundable when the notes paid.  Notes payable at December 31, 2008 and 2007 amounted to $3,155,348 and $3,160,059, respectively.

Note 6 – Long-Term Loan

On November 14, 2008, the Company entered into a long-term loan agreement with an unrelated party.  The loan was for $733,500 at 8.10%, due on October 20, 2010 and secured by certain fixed assets of the Company.

Note 7 – Stockholders’ Equity

On November 30, 2007, the Company decided to increase its paid-in capital by $2,923,688 through a board meeting. The new capital was from retained earnings distributable to the shareholder.

On December 20, 2008, 50HZ, a related party, owned by two shareholders of Deer International transferred an intangible asset (a patent) to the Company as a settlement of a related party receivable.  The asset’s historical costs could not be corroborated with supporting documentation and was recorded at a zero costs basis by the Company.  The settlement of the related party receivable of $ 3,314,979 through the transfer of the intangible asset with zero cost basis is considered a deemed dividend of $3,314,979 to the majority shareholders of the Company as they own 100% of 50HZ.

Note 8 - Employee Common Welfare

The total expense for the employee common welfare was $59,147 and  $2,316 for the years ended December 31, 2008 and 2007,  respectively.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves.

Note 9 - Statutory Reserve and Development Fund

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

iv.
Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.  The Company allocates 5% of income after tax as development fund. The fund is for enlarging its business and increasing capital.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one "Statutory surplus reserve" requirement. The reserve is 10% of income after tax, not to exceed 50% of registered capital.

The Company has appropriated $398,939 and $199,469, and $348,822 and $174,411 as reserve for the statutory surplus reserve and development fund for the years ended December 31, 2008 and 2007, respectively.

Note 10 - Related Party Transactions

Due from shareholder amounted to $0 and $1,383,124 as of December 31, 2008 and 2007, respectively. Due from related party amounted to $331,267 and $0 as of December 31, 2008 and 2007, respectively. The Company collects a portion of its sales through a collection company controlled through a former shareholder and current related party. Due from shareholder and related party represents account receivables from that company.  The above parties are considered related parties through common ownership of the Company’s CEO.

Due to shareholder amounted to $0 and $756,458 as of December 31, 2008 and 2007, respectively. Due to shareholder is non-interest bearing and are payable or receivable on demand.

Advance to shareholder amounted to $0 and $509,139 as of December 31, 2008 and 2007, respectively.  Advances to related party amounted to $274,805 and $0 as of December 31, 2008 and 2007, respectively. Advances to shareholder and related party are non interest bearing and are payable or receivable on demand.

Purchases from shareholders amounted to $0 and $726,744 for years ended December 31, 2008 and 2007, respectively.

Note 11 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% and 33% for the years ended December 31, 2008 and 2007, respectively.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements for years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9%)	(1%)
Current operation losses not utilized	3%	-
Effect of tax holiday	-	(18%)
	28%	15%

The Company operates in a privileged economic zone which entitles them to certain tax benefits (tax holiday) as follows:

•	Winder Electric - Exempt from provincial tax and 100% exemption from federal tax from January 1, 2002 to December 31, 2003 and 50% exemption from federal tax from January 1, 2004 to December 31, 2006.

If the Company had not been exempt from paying income taxes due to operating in a privileged economic zone, net income for year ended December 31, 2007 would have been lower by approximately $717,000 and earnings per share would have been $0.15.  In 2008, the Company did not receive favorable tax treatment.

Note 12 – Geographical Sales

Geographical distribution of sales is as follows:

	Years Ended
	December 31,
Geographical Areas	2008	2007

North America	$14,899,350	$12,861,388
Europe	7,842,437	5,885,907
South America	6,294,899	4,962,848
Middle East	6,921,928	3,914,135
Asia	5,532,985	2,357,150
China	2,048,297	3,462,861
Africa	245,039	31,970
	$43,784,935	$33,476,259

Note 13 – Subsequent Event

On February 6, 2009, the Company received $508,500 from the placement of units of its securities consisting of shares of common stock, par value $.001 per share, and stock purchase warrants (15% warrant coverage) in a private placement exempt from registration under the Securities Act, and that the private placement will be extended through March 31, 2009. It is intended that the proceeds of the private placement will be used primarily for working capital.  A total of 625,000 units, each unit representing one share of the Company’s common stock and a three year common stock purchase warrant in the amount of 15% of the units purchased, were sold through the end of business February 6, 2009. Each unit is priced at $.80 with $508,500 in total having been received. Fees of (i) 9% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 10% of the number of units placed were paid to participating selected dealers. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $1.50. The securities offered in the private placement have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER CONSUMER PRODUCTS, INC.

Date: March 30, 2009	By:	/s/ Ying He
Ying He
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Ying He	Chairman of the Board & Chief Executive Officer	March 30, 2009
Ying He

/s/ Yuehua Xia	Chief Financial Officer and Treasurer	March 30, 2009
Yuehua Xia

/s/Man Wai James Chiu	Director	March 30, 2009
Man Wai James Chiu

EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Exchange Agreement and Plan of Reorganization by and between Deer International Group Limited and TAG Events Corp., dated September 3, 2008. (Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 5, 2008).

2.2
Return to Treasury Agreement by and between the Company and Crescent Liu, dated August 26, 2008. (Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 5, 2008).

3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form SB-2 filed on February 8, 2007).

3.2	By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Form SB-2 filed on February 8, 2007).

3.3
Articles of Exchange of Deer International Group Limited and TAG Events Corp. filed September 3, 2008. (Incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on September 5, 2008).

3.4
Articles of Merger between Deer Consumer Products, Inc. and TAG Events Corp. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 3, 2008. (Incorporated herein by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on September 5, 2008)

4	Specimen Stock Certificate.

16.1	Letter from Dale Matheson Carr Hilton Labonte LLP, dated September 3, 2008. (Incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on September 5, 2008)

21	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
 Lock-up Agreement between Sino Unity Limited and Deer Consumer Products, Inc., dated September 3, 2008 (Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 2, 2008).

99.2
Lock-up Agreement between True Olympic Limited and Deer Consumer Products, Inc., dated September 3, 2008. (Incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on December 2, 2008).

99.3
Lock-up Agreement between Great Scale Holdings Limited and Deer Consumer Products, Inc., dated September 3, 2008. (Incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on December 2, 2008).

99.4
Lock-up Agreement between New Million Holdings Limited and Deer Consumer Products, Inc., dated September 3, 2008. (Incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on December 2, 2008).

99.5
Lock-up Agreement between Tiger Castle Limited and Deer Consumer Products, Inc., dated September 3, 2008. (Incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on December 2, 2008).

99.6
Lock-up Agreement between Achieve On Limited and Deer Consumer Products, Inc., dated September 3, 2008. (Incorporated herein by reference to Exhibit 99.6 to the Current Report on Form 8-K filed on December 2, 2008).

99.7
Lock-up Agreement between Sharp Champion Limited and Deer Consumer Products, Inc., dated September 3, 2008. (Incorporated herein by reference to Exhibit 99.7 to the Current Report on Form 8-K filed on December 2, 2008).

99.8
Lock-up Agreement between Sourceland Limited and Deer Consumer Products, Inc. dated September 3, 2008.  (Incorporated herein by reference to Exhibit 99.8 to the Current Report on Form 8-K filed on December 2, 2008).