Form 10-Q
period 2009-03-31
Deer Consumer Products, Inc.
filed 2009-05-15
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-140545
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
Yes           ☐      No           ☒

As of  May 10, 2009 there were 10,751,558 shares of common stock were outstanding.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,535,237	$2,782,026
Restricted cash	145,107	200,099
Accounts receivable, net	9,321,509	8,560,465
Advances to suppliers	5,046,123	5,015,479
Other receivables	283,474	489,286
Short term investments	-	29,340
Due from related party	-	331,267
Inventories	5,733,808	7,680,851
Other current assets	84,305	13,342
Total current assets	23,149,563	25,102,155

PROPERTY AND EQUIPMENT, net	10,926,340	11,291,202
CONSTRUCTION IN PROGRESS	1,481,706	892,897
INTANGIBLE ASSETS, net	401,217	404,125
OTHER ASSETS	34,738	39,689
TOTAL ASSETS	$35,993,564	$37,730,068

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,728,848	$8,968,088
Other payables	579,017	760,632
Unearned revenue	1,877,261	3,305,966
Accrued payroll	186,776	168,282
Short term loans	2,783,500	3,552,841
Advances from related party	-	274,805
Notes payable	4,569,809	3,155,348
Tax and welfare payable	1,981,608	1,533,013
Total current liabilities	18,706,819	21,718,975

LONG-TERM LOAN	732,500	733,500
TOTAL LIABILITIES	19,439,319	22,452,475

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 10,231,558 and 9,826,123 shares issued and oustanding as of March 31, 2009 and December 31, 2008, respectively	10,232	9,826
Additional paid-in capital	9,978,901	9,339,197
Development funds	582,018	542,701
Statutory reserve	1,164,038	1,085,403
Other comprehensive income	2,325,366	2,345,698
Retained earnings	2,493,690	1,954,768
Total stockholders' equity	16,554,245	15,277,593
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,993,564	$37,730,068

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(unaudited)	(unaudited)

Net Revenue	$6,872,216	$9,099,169

Cost of Revenue	5,212,704	6,978,152

Gross profit	1,659,512	2,121,017

Operating expenses
Selling expenses	183,342	438,668
General and administrative expenses	371,581	555,880
Total operating expenses	554,923	994,548

Income from operations	1,104,589	1,126,469

Non-operating income (expense):
Financing costs	(54,826)	(87,151)
Interest income	1,619	3,384
Interest expense	(60,005)	(20,495)
Other income (expense)	(1,881)	33,098
Foreign exchange gain (loss)	(70,506)	71,607

Total non-operating income (expense)	(185,599)	443

Income before income tax	918,990	1,126,912

Income tax	262,116	311,366

Net income	656,874	815,546

Other comprehensive income
Foreign currency translation gain (loss)	(20,332)	578,950

Comprehensive Income	$636,542	$1,394,496

Weighted average shares outstanding :
Basic	9,999,478	7,847,853
Diluted	10,005,017	7,847,853

Earnings per share:
Basic	$0.07	$0.10
Diluted	$0.07	$0.10

 The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$656,874	$815,546
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	349,492	281,029
Amortization	2,357	4,552
(Increase) / decrease in assets:
Accounts receivable	(573,464)	(371,447)
Other receivable	252,241	41,415
Inventories	1,936,703	(469,320)
Due from related party	-	(1,312,024)
Advances to suppliers	(37,484)	357,923
Tax rebate receivable	-	586,845
Other assets	10,392	(8,332)
Increase / (decrease) in current liabilities:
Accounts payable	(2,273,406)	(162,089)
Unearned revenue	(1,541,804)	128,445
Other payables	(183,644)	(373,056)
Due to related party	-	(441,253)
Accrued payroll	18,724	19,103
Tax and welfare payable	450,715	(44,971)

Net cash used in operating activities	(932,304)	(947,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(80,254)
Construction in process	(590,067)	(187,423)
Changes in restricted cash	54,723	6,075
Proceeds from short-term investments	29,302	139,729

Net cash used in investing activities	(506,042)	(121,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,418,859	540,640
Proceeds from issuance of short term loans	-	149,479
Proceeds from sale of common stock	625,500	-
Offering costs paid	(84,515)	-
Payment on notes short term loans	(764,550)
Change in advance to related party, net		(58,298)

Net cash provided by financing activities	1,195,294	631,821

Effect of exchange rate changes on cash and cash equivalents	(3,737)	-

NET DECREASE IN CASH & CASH EQUIVALENTS	(246,789)	(437,686)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,782,026	1,511,545

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,535,237	$1,073,859

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$57,370	$20,407
Income taxes paid	$-	$58,975

 The accompanying notes are an integral part of these consolidated financial statements.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Deer Consumer Products, Inc.  pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Pursuant to the share exchange agreement, the Company acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for the issuance of 7,847,853 shares of the Company’s common stock.  Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with Crescent Liu, its former Director and Chief Executive Officer, pursuant to which he returned 2,586,957 shares of the Company’s common stock to the Company for cancellation. Mr. Liu was not compensated for the cancellation of his shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had 9,826,113 shares of common stock issued and outstanding.    In connection with the above transaction the Company changed its name to Deer Consumer Products, Inc. on September 3, 2008.

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

The Company is engaged in manufacture, marketing, distribution and sale of home and kitchen electric appliances (blenders, food processors, choppers, juicers, etc.).  The Company manufactures its products out of YangJiang, China and operates corporate functions in Nanshan, Shenzhen, China.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

Stock Split

On April 24, 2009, the Company effected a 1 for 2.3 reverse stock split of its common stock. All share information for common shares was retroactively restated for this reverse stock split.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Deer International, and its 100% wholly-owned subsidiary Winder and Winder’s wholly-owned subsidiary Delta. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s Chinese subsidiaries functional currency is the Chinese Yuan Renminbi (RMB); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD).   The accounts of the Chinese subsidiaries were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender and monies restricted under a letter of credit and a bank acceptance.  As of March 31, 2009 and December 31, 2008, total restricted cash was $145,107 (interest rate of  0.36% per annum) and $200,099 (interest rate of 0.36% per annum), respectively.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2009, approximately 83% of our accounts receivable was from overseas customers.  The Company maintains export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

Investments

The Company purchased various stocks during 2007 and in 2008 the Company was required to purchase an equity fund for a bank loan requirement.  The investments are trading securities that were bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings.  All of these stocks were sold during the three months ended March 31, 2009.

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

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

At March 31, 2009 and December 31, 2008, the following are the details of the property and equipment:

	March 31, 2009	December 31, 2008

Building	$1,887,340	$1,889,916
Equipment	14,222,457	14,232,539
Vehicle	34,687	34,735
Office Equipment	418,567	430,177
Total	16,563,051	16,587,367
Less accumulated depreciation	(5,636,711)	(5,296,165)

	$10,926,340	$11,291,202

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 there were no significant impairments of its long-lived assets.

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

Net intangible assets at March 31, 2009 and December 31, 2008 are as follows:

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

	March 31, 2009	December 31, 2008

Right to use land	$449,721	$450,335
Computer software	76,801	76,906
Total	526,522	527,241

Less Accumulated amortization	(125,305)	(123,116)

Intangibles, net	$401,217	$404,125

Pursuant to the People's Republic of China's (“PRC”) governmental regulations, the Government owns all land. The Company recognized the amounts paid for the acquisition of rights to use land as intangible asset. The Company amortizes rights over the period of the right, which ranges from 45 to 50 years and computer software is amortized over 1-2 years.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about fair value of financial instruments, requires the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions within China are not covered by insurance.  The Company has not experienced any losses in such accounts.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Unearned Revenue

The Company has recorded payments for goods before all relevant criteria for revenue recognition are satisfied under unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended March 31, 2009 and 2008 was $5,025 and $25,204, respectively.

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
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.  The  functional currency of the Company’s Chinese subsidiaries is Chinese Renminbi. Translation gains of $2,325,366 and $2,345,698 at March 31, 2009 and December 31, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three months ended March 31, 2009 and 2008, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains (loss) of $(20,332) and $578,950, respectively.

Currency Hedging

The Company has entered into a forward exchange agreement with the Bank of China, whereby the Company agreed to sell US dollars to the Bank of China at a certain contractual rates. Since the contractual rate at which the Company sells US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, the Company recognized foreign exchange gains (losses) of $(70,506) and $71,607 for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, the Company has outstanding forward exchange contracts to sell $5,062,374 at exchange rates ranging from RMB 7.1772 to RMB 7.406.   The fair value of the contracts was approximately $13,000.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2008:

	2009		2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	9,999,478	$0.07	7,847,853	$0.10
Effect of dilutive stock options	5,539	-	-	-
Diluted earnings per share	10,005,017	$0.07	7,847,853	$0.10

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

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

Registration Rights Agreement

The Company accounts for payment arrangements under registration rights agreement in accordance with FASB Staff Position EITF 00-19-2, which requires that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.

Recent Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

Note 3 – Inventory

Inventory as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008

Raw material	$3,485,785	$3,960,022
Work in process	1,265,321	1,326,719
Finished goods	982,702	2,394,110

Total	$5,733,808	$7,680,851

Note 4 – Short Term Loans

Short term loans at March 31, 2009 and December 31, 2008 are follows:

	March 31, 2009	December 31, 2008

Short term bank loans with the Bank of China. As of December 31, 2008, the term of the loan was 5 months, with an interest of 5.990%. The loans are collateralized by buildings and land use rights.	$-	487,544

Short term loans with Agricultural Bank of China. This loan due on June 20, 2009 and accrues interest of 8.21%. The loan is collateralized by equipment.	2,783,500	3,065,297
	$2,783,500	$3,552,841

Note 5 – Notes Payable

Notes payable at March 31, 2009 and December 31, 2008 consist of multiple banker's acceptance notes from the Bank of China. The terms of the notes range from 0-3 months, with no interest rate on the notes. The Company deposits 10% of the notes’ par value with the bank, refundable when the notes paid.  Notes payable at March 31, 2009 and December 31, 2008 amounted to $4,569,809 and $3,155,348, respectively.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

Note 6 – Long-Term Loan

On November 14, 2008, the Company entered into a long-term loan agreement with an unrelated party.  The loan was for $732,500 at 8.10%, due on October 20, 2010 and secured by certain fixed assets of the Company.

Note 7 – Stockholders’ Equity

Common Stock

On March 31, 2009, the Company completed a closing of a private placement offering of Units (as defined below)  pursuant to which the Company sold 405,445 Units at $1.84  per Unit for gross proceeds of $746,000.  Each "Unit" consists of one share of the Company’s common stock and a three year warrant to purchase 15% of one share of common stock at $3.45 per share. The total warrants issued to investors were 60,828.  The Company also issued warrants to purchase 40,545 shares of common stock to the placement agents.  The Company also issued a Registration Rights Agreement requires that the Company file a registration statement covering shares of common stock issued and the shares issuable upon exercise of the warrants. The Company is required to file the registration statement with the SEC within 60 days of the closing of the offering.  The registration statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the registration statement must remain effective and available for use until the purchasers can sell all of the securities covered by the registration statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the registration statement, it is required to pay liquidated damages of 1% of the aggregate purchase price paid by such purchaser for any registerable securities then held by such purchaser on the date of such failure and on each anniversary of the date of such failure until such failure is cured. As of May 15, 2009, the registration statement has not been filed.

Warrants

Following is a summary of the warrant activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2008	-	-		$-
Granted	101,373	$3.45
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2009	101,373	$3.45	2.89	$50,680

Exercisable, March 31, 2009	101,373	$3.45	2.89	$50,680

The exercise price for all the warrants outstanding at March 31, 2009 is $3.45.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

Note 8 - Employee Welfare Plan

The total expense for the employee common welfare was $4,536 and $37,560 for the three months ended March 31, 2009 and 2008, respectively.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $78,635 and $93,410, and $39,317 and $46,705 as reserve for the statutory surplus reserve and development fund for the three months ended March 31, 2009 and 2008, respectively.

Note 10 - Related Party Transactions

There were no related party transactions during the three months ended March 31, 2009. As of March 31, 2009, the entity previously reported as a related party was no longer considered to be related party due to ownership changes within that entity.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

Note 11 – Subsequent Event

On May 1, 2009, the Company completed a private placement offering of 520,000 Units at $1.84 per Unit for gross proceeds of $956,800 to two non-US investors.  Each Unit consisted of one share of the Company’s common stock and a three year warrant to purchase 15% of one share of common stock, or an aggregate of 78,000 shares of common stock, at a $3.45 per share.  The investors received registration rights identical to that described in Note 7.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q  includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed  in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report we will refer to Deer Consumer Products, Inc.  as "Deer," the "Company," "we," "us," and "our."

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

Pursuant to the share exchange agreement, we acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for 7,847,853 shares of our common stock.  Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, we entered into an agreement with Crescent Liu, our former Director and Chief Executive Officer, pursuant to which he returned 2,586,957 shares of our common stock for cancellation. Mr. Liu was not compensated for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had 9,826,113 shares of common stock issued and outstanding.  In connection with the above transaction we changed our name to Deer Consumer Products, Inc. on September 3, 2008.

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

We are engaged in the manufacture, marketing, distribution and sale of home and kitchen electric appliances (blenders, food processors, choppers, juicers, etc.).  The Company manufactures its products out of YangJiang, China and operates corporate functions in Nanshan, Shenzhen, China.

We operate through our two wholly-owned subsidiaries, Winder Electric Co. Ltd. (“Winder”), which is a wholly-owned foreign enterprise (“WOFE”) and responsible for research, production and delivery of goods, and Delta International Limited (“Delta”), which is a wholly owned subsidiary of Winder and primarily responsible for sales. We have traditionally acted as both an original equipment manufacturer (“OEM”) and original design manufacturer (“ODM”) for international markets.

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”), we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Inventory . Inventory is valued at the lower of cost (determined on a weighted average basis) or market. We compare the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

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

Revenue Recognition. Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Currency Hedging.  We entered into a forward exchange agreement with the Bank of China, whereby we have agreed to sell US dollars to the Bank of China at a certain contractual rates. Since the contractual rate at which we sell US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, we have recognized foreign exchange gains.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31,2008	$ Change	% Change
Revenues	$6,872,216	$9,099,169	$(2,226,953)	(24.5)%
Cost of Revenue	5,212,704	6,978,152	(1,765,448)	(25.3)%
Gross Profits	1,659,512	2,121,017	(461,505)	(21.8)%
Selling, General and Administrative Expenses	554,923	994,548	(439,625)	(44.2)%
Interest Expense and Financing Costs (net)	113,212	104,262	8,950	7.9%
Other Income (Expense)	(1,881)	33,098	(34,979)	(105.7)%
Foreign exchange gain (loss)	(70,506)	71,607	(142,113)	(198.5)%
Income Tax Expense	262,116	311,366	(49,250)	(15.8)%
Net Income	656,874	815,546	(158,672)	(19.5)%

Revenues

Our revenue for the three months ended March 31, 2009 was $6,872,216 a decrease of $2,226,953 or 24.5% from $9,099,169 for the three months ended March 31, 2008.  The decrease in revenues was due to a decrease in sales of our core products due to the overall downturn in the world economy.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2009 decreased by $1,765,448 or 25.3% from $6,978,152 for the three months ended March 31, 2008 to $5,212,704 for the three months ended March 31, 2009.  The decreased cost in 2009 was due to the decrease in sales.

Gross Profit

Our gross margin for the three months ended March 31, 2009 was 24.2% compared to 23.3% for same period in 2008. The increase in gross margin can be attributed to success in controlling variable costs such as the design of new products and improving our sales order selection capability to fit market needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 decreased by $439,625 or 44.2%, from $994,548 for the three months ended March 31, 2008 to $554,923 for the three months ended March 31, 2009.  Selling expenses for the three months ended March 31, 2009 decreased by 58.2% or $255,326 in comparison to the same period in 2008.  General and administrative expenses for the three months ended March 31, 2009 decreased by 33.2% or $184,299 in comparison to the same period in 2008.  Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.  We have scaled and consolidated back our operations thus reducing selling, general and administrative expenses to withstand the effect of global financial crisis. Also we have contracted our Delta subsidiary beginning in 2009 whereby all Delta operations have been run through our Winder subsidiary.

Interest and Financing Costs (net)

Interest and financing costs for the three months ended March 31, 2009 was $113,212 compared to $104,262 for the three months ended March 31, 2008 an increase of $8,950 or 7.9%. The change is principally due to increased borrowings.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2009 was $(1,881), a decrease of $34,979 or 105.7%, from $33,098 for the three months ended March 31, 2008. The decrease is due to a reduction in government subsidy income.

Foreign Exchange Gain (loss)

Foreign exchange gain (loss) for the three months ended March 31, 2009 was $(70,506), a decrease of $142,113 or 198.5%, from $71,607 for the three months ended March 31, 2008. The decrease is due to the fluctuation in exchange rates between the RMB and US dollar.

Income Tax Expense

Our effective tax rate for the three months ended March 31, 2009 was 33.3% as opposed to 27.6% for the three months ended March 31, 2008.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2009 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

On March 31, 2009, we completed a closing of a private placement offering of Units (as defined below) pursuant to which we sold an aggregate of 405,445 Units at an offering price of $1.84 per Unit for aggregate gross proceeds of $746,000.  Each "Unit" consists of one share of our common stock and a three year warrant to purchase 15% of one share of common stock at an exercise price of $3.45 per share. The total warrants issued to investors were 60,828.  We also issued warrants to purchase 40,545 shares of common stock to the placement agents.

On May 1, 2009, we completed a closing of a private placement offering of 520,000 Units at an offering price of $1.84 per Unit for aggregate gross proceeds of $956,800 to two non-US investors.  Each Unit consisted of one share of our common stock and a three year warrant to purchase 15% of one share of common stock, or an aggregate of 78,000 shares of common stock, at an exercise price of $3.45 per share.

Cash Flows

At March 31, 2009, we had $2,535,237 in cash and cash equivalents on hand.  Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.

Net cash flows used by operating activities for the three months ended March 31, 2009 was $932,304 compared to $947,634 for the three months ended March 31, 2008. This change in cash flows from operating activities from quarter to quarter was not significant.

We used $506,042 in investing activities during the three months ended March 31, 2009 for construction in process.

Cash provided from financing activities in the three months ended March 31, 2009 was $1,195,294 which included proceeds from a notes payable and sale of shares of common stock, offset by payment on short-term loans.

Assets

As of March 31, 2009, our accounts receivable increased by $561,754 compared with the balance as of December 31, 2008. The increase in accounts receivable on three months ended March 31, 2009 was due primarily to slower collections.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.  Inventory decreased by $1,947,043 from the balance at December 31, 2008.

Liabilities

Our accounts payable decreased by $2,173,454 during the three months ended March 31, 2009 and other payables decreased by $181,615 for the same period. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) decreased by $1,546,206 and short-term loans decreased by $769,341 over the same period.  Notes payable and tax and welfare payable increased by $1,414,461 and $448,595, respectively, due to the receipt of proceeds from new loans entered into during the three months ended March 31, 2009.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through private placement offerings of our securities, if and when the Company determines such offerings are required.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions, or operating results.  We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results

Item 1A.  Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

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

Deer Consumer Products, Inc

May 15, 2009	By:	/s/ Ying He
Ying He Chairman & Chief Executive Officer (Principal Executive Officer)

May 15, 2009	By:	/s/ Yuehua Xia
Yuehua Xia Chief Financial Officer (Principal Financial and Accounting Officer)