Form 10-Q
period 2009-06-30
Deer Consumer Products, Inc.
filed 2009-08-13
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-140545
(Commission file number)

DEER CONSUMER PRODUCTS, INC
(Exact name of registrant as specified in its charter)

Nevada	20-5526104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes    ☐ No    ☒

As of  August 12, 2009 there were 11,281,558 shares of common stock were outstanding.

DEER CONSUMER PRODCUTS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

DEER CONSUMER PRODCUTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,803,810	$2,782,026
Restricted cash	90,574	200,099
Accounts receivable, net	11,724,789	8,560,465
Advances to suppliers	3,029,003	5,015,479
Other receivables	425,649	489,286
Short term investments	-	29,340
Due from related party	-	331,267
Inventories	8,348,225	7,680,851
Other current assets	-	13,342
Total current assets	28,422,050	25,102,155

PROPERTY AND EQUIPMENT, net	10,569,106	11,291,202
CONSTRUCTION IN PROGRESS	1,798,861	892,897
INTANGIBLE ASSETS, net	398,860	404,125
OTHER ASSETS	29,840	39,689
TOTAL ASSETS	$41,218,717	$37,730,068

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,166,903	$8,968,088
Other payables	1,225,099	760,632
Unearned revenue	2,454,242	3,305,966
Accrued payroll	609,542	168,282
Short term loans	-	3,552,841
Advances from related party	80,070	274,805
Notes payable	4,828,684	3,155,348
Tax and welfare payable	2,195,666	1,533,013
Total current liabilities	20,560,206	21,718,975

LONG-TERM LOAN	732,500	733,500
TOTAL LIABILITIES	21,292,706	22,452,475

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 par value; 75,000,000 shares authorized;
11,281,558 and 9,826,123 shares issued and oustanding
as of June 30, 2009 and December 31, 2008, respectively	11,282	9,826
Additional paid-in capital	11,676,849	9,339,197
Development funds	669,398	542,701
Statutory reserve	1,338,798	1,085,403
Other comprehensive income	2,283,258	2,345,698
Retained earnings	3,946,426	1,954,768
Total stockholders' equity	19,926,011	15,277,593
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,218,717	$37,730,068

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Month Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$15,310,503	$11,403,758	$22,182,719	$20,502,927

Cost of Revenue	11,519,865	9,316,186	16,732,569	16,294,338

Gross profit	3,790,638	2,087,572	5,450,150	4,208,589

Operating expenses
Selling expenses	727,911	770,748	911,253	1,209,416
General and administrative expenses	806,323	683,622	1,177,904	1,239,502
Total operating expenses	1,534,234	1,454,370	2,089,157	2,448,918

Income from operations	2,256,404	633,202	3,360,993	1,759,671

Non-operating income (expense):
Financing costs	(65,835)	40,716	(120,661)	(46,435)
Interest income	1,037	3,471	2,656	6,855
Interest expense	(44,687)	(69,362)	(104,692)	(89,857)
Other income (expense)	(2,015)	43,123	(3,896)	76,221
Realized loss on trading securities	-	(34,388)	-	(34,388)
Foreign exchange gain (loss)	(9,997)	274,319	(80,503)	345,926

Total non-operating income (expense)	(121,497)	257,879	(307,096)	258,322

Income before income tax	2,134,907	891,081	3,053,897	2,017,993

Income tax	420,031	312,937	682,147	624,303

Net income	1,714,876	578,144	2,371,750	1,393,690

Other comprehensive income
Foreign currency translation gain (loss)	(42,108)	358,640	(62,440)	937,590

Comprehensive Income	$1,672,768	$936,784	$2,309,310	$2,331,280

Weighted average shares outstanding :
Basic	10,813,206	7,847,853	10,408,604	7,847,853
Diluted	10,853,083	7,847,853	10,438,480	7,847,853

Earnings per share:
Basic	$0.16	$0.07	$0.23	$0.18
Diluted	$0.16	$0.07	$0.23	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month Ended June 30,
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,371,750	$1,393,690
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	707,567	520,861
Amortization	4,716	9,232
Foreign exchange (gain)/loss	-	(345,926)
Realized loss on short term investments	-	34,388
(Increase) / decrease in assets:
Accounts receivable	(3,177,512)	(1,235,681)
Other receivables	68,397	(193,907)
Inventories	(678,170)	(1,831,539)
Due from related party	330,974	(3,413,338)
Advances to suppliers	1,980,585	345,291
Tax rebate receivable	-	651,925
Other assets	20,792	(3,697)
Increase / (decrease) in current liabilities:
Accounts payable	211,143	3,710,793
Unearned revenue	(847,621)	(32,213)
Other payables	462,873	37,909
Due to related party	(194,491)	(784,380)
Accrued payroll	441,700	95,652
Tax and welfare payable	665,060	(79,745)

Net cash provided by (used in) operating activities	2,367,763	(1,120,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(532)	(245,122)
Acquisition (disposal) of intangible assets	-	5,686
Construction in process	(907,615)	(536,404)
Changes in restricted cash	109,304	(121,221)
Sale of short-term investments	29,302	141,691

Net cash used in investing activities	(769,541)	(755,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,678,439	-
Repayments of notes payable	-	(29,116)
Proceeds from issuance of short term loans	-	1,004,376
Proceeds from sale of common stock	2,678,000	-
Offering costs paid	(338,892)	-
Payment on notes short term loans	(3,549,693)	-
Change in advance to related party, net	-	(274,001)

Net cash provided by financing activities	467,854	701,259

Effect of exchange rate changes on cash and cash equivalents	(44,292)	66,154

NET DECREASE IN CASH & CASH EQUIVALENTS	2,021,784	(1,108,642)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,782,026	1,511,545

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,803,810	$402,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$102,024	$89,857
Income taxes paid	$440,315	$267,296

The accompanying notes are an integral part of these consolidated financial statements.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Deer Consumer Products, Inc.  pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

Stock Split

On April 24, 2009, the Company affected a 1 for 2.3 reverse stock split of its common stock. All share information for common shares was retroactively restated for this reverse stock split.

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD).   The accounts of the Chinese subsidiaries were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender and monies restricted under a letter of credit and a bank acceptance.  As of June 30, 2009 and December 31, 2008, total restricted cash was $90,574 (interest rate of  0.36%) and $200,099 (interest rate of 0.36%), respectively.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2009, approximately 89% of our accounts receivable was from overseas customers.  The Company maintains export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

Investments

The Company purchased various stocks during 2007 and in 2008 the Company was required to purchase an equity fund for a bank loan.  The investments are trading securities that were bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings.  All of these stocks were sold during the six months ended June 30, 2009.

Advances to Suppliers

The Company makes advances to certain vendors to purchase its material. The advances are interest free and unsecured.

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

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

The following are the details of the property and equipment:

	June 30, 2009	December 31, 2008

Building	$1,898,338	$1,889,916
Equipment	14,211,987	14,232,539
Vehicle	34,687	34,735
Office Equipment	418,567	430,177
Total	16,563,579	16,587,367
Less accumulated depreciation	(5,994,473)	(5,296,165)

	$10,569,106	$11,291,202

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 there were no significant impairments of its long-lived assets.

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

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

Net intangible assets consisted of the follows:

	June 30, 2009	December 31, 2008

Right to use land	$449,721	$450,335
Computer software	76,801	76,906
Total	526,522	527,241
Less Accumulated amortization	(127,662)	(123,116)

Intangibles, net	$398,860	$404,125

Pursuant to People's Republic of China's (“PRC”) governmental regulations, the Government owns all land. The Company recognized the amounts paid for the rights to use land as an intangible asset. The Company amortizes these rights over their respective periods, which ranges from 45 to 50 years and computer software is amortized over 1-2 years.

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

s	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

s
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

s	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

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

Unearned Revenue

The Company recorded payments for goods before all relevant criteria for revenue recognition are satisfied under unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three and six months ended June 30, 2009 and 2008 were not significant.

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
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is Chinese Renminbi. Translation gains of $2,283,258 and $2,345,698 at June 30, 2009 and December 31, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Currency Hedging

The Company entered into a forward exchange agreement with the Bank of China, whereby the Company agreed to sell US dollars to the Bank of China at a certain contractual rates. Since the contractual rate at which the Company sells US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, the Company recognized foreign exchange gains (losses) of $(80,503) and $345,926 for the six months ended June 30, 2009 and 2008, respectively.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

Three months ended June 30,	2009		2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	10,813,206	$0.16	7,847,853	$0.07
Effect of dilutive stock options	39,877	-	-	-
Diluted earnings per share	10,853,083	$0.16	7,847,853	$0.07

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

	Six months ended June 30,
	2009		2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	10,408,604	$0.23	7,847,853	$0.18
Effect of dilutive stock options	29,876	-	-	-
Diluted earnings per share	10,438,480	$0.23	7,847,853	$0.18

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Registration Rights Agreement

The Company accounts for payment arrangements under registration rights agreement in accordance with FASB Staff Position EITF 00-19-2, which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.

Recent Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008

Raw material	$5,779,130	$3,960,022
Work in process	1,723,276	1,326,719
Finished goods	845,819	2,394,110

Total	$8,348,225	$7,680,851

Note 4 – Short Term Loans

Short term loans consisted of the follows:

	June 30, 2009		December 31, 2008

Short term bank loans with the Bank of China. As of December 31, 2008, the term of the loan was 5 months, with interest of 5.990%. The loans were collateralized by buildings and land use rights.	$		487,544

Short term loans with Agricultural Bank of China. This loan was due on June 20, 2009 and accrued interest of 8.21%. The loan was collateralized by equipment.		-	3,065,297
		$-	$3,552,841

Note 5 – Notes Payable

Notes payable at June 30, 2009 and December 31, 2008 consist of multiple banker's acceptances from the Bank of China. The terms of the notes range from 3-6 months, with no interest rate. The Company deposits 10% of the notes’ par value with the Bank of China, refundable when the notes paid.  Notes payable at June 30, 2009 and December 31, 2008 amounted to $4,828,684 and $3,155,348, respectively.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

Note 6 – Long-Term Loan

On November 14, 2008, the Company entered into a long-term loan with an unrelated party.  The loan was for $732,500 at 8.10%, due October 20, 2010 and is secured by certain fixed assets.

Note 7 – Stockholders’ Equity

Common Stock

On March 31, 2009, the Company completed a private placement offering of Units (as defined below) pursuant to which the Company sold 405,435 Units at $1.84 per Unit for gross proceeds of $746,000.  Each "Unit" consists of one share of the Company’s common stock and a three-year warrant to purchase 15% of one share of common stock at $3.45 per share. The total warrants issued to investors were 60,828.  The Company also issued warrants to purchase 40,545 shares of common stock to the placement agents.

In May 2009, the Company completed two private placements of Units (as defined below) pursuant to which the Company sold 1,050,000 Units at $1.84  per Unit for gross proceeds of $1,932,000.  Each "Unit" consists of one share of the Company’s common stock and a three year warrant to purchase 15% of one share of common stock at $3.45 per share. The total warrants issued to investors were 157,500.  The Company also issued warrants to purchase 105,000 shares of common stock to the placement agents.

The Company also issued a Registration Rights Agreement requires that the Company file a registration statement covering shares of common stock issued and the shares issuable upon exercise of the warrants. The Company is required to file the registration statement with the SEC within 60 days of the closing of the offering.  The registration statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the registration statement must remain effective and available for use until the purchasers can sell all of the securities covered by the registration statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the registration statement, it is required to pay liquidated damages of 1% of the aggregate purchase price paid by such purchaser for any registerable securities then held by such purchaser on the date of such failure and on each anniversary of the date of such failure until such failure is cured. On June 3, 2009, the registration statement to register the above mentioned shares and shares underlying the exercise of the warrants was declared effective.

Warrants

Following is a summary of the warrant activity:

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2008	-	-		$-
Granted	363,873	$3.45
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2009	363,873	$3.45	2.81	$1,582,848

Exercisable, June 30, 2009	363,873	$3.45	2.81	$1,582,848

The exercise price for all the warrants outstanding at June 30, 2009 is $3.45.

Note 8 - Employee Welfare Plan

The total expense for the employee common welfare was $17,726 and $33,396 for the six months ended June 30, 2009 and 2008, respectively.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $253,395 and $187,291, and $126,697 and $93,645 as reserve for the statutory surplus reserve and development fund for the six months ended June 30, 2009 and 2008, respectively.

Note 10 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the three months ended June 30,
	2009	2008
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
Current operating losses not utilized	-	10%
Utilization of NOLs	(5)%	-
	20%	35%

	For the six months ended June 30,
	2009	2008
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
US NOL for which no benefit is realized	1%	-
Current operating losses not utilized	-	6%
Utilization of NOLs	(4)%	-
	22%	31%

The effect of the change of tax status has been accounted for in accordance with SFAS No. 109, par. 28, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes that the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

Foreign pretax earnings approximated $3,200,000 for the six months ended June 30, 2009. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At June 30, 2009, approximately $4,100,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinately invested. At the existing U.S. federal income tax rate, additional taxes of $368,000 would have to be provided if such earnings were remitted currently.

Note 11 - Related Party Transactions

There were no related party transactions during the six months ended June 30, 2009.  As of June 30, 2009, a certain entity previously reported as a related party is no longer considered to be related party due to an ownership changes within that entity.

Note 12 - Geographical Sales

Geographical distribution of sales is as follows:

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Geographical Areas	2009	2008	2009	2008

North America	$5,171,476	$3,422,518	$6,878,781	$6,015,171
South America	1,902,283	2,295,114	3,280,810	3,768,390
Middle East	2,029,455	1,856,967	3,349,045	3,141,234
Europe	2,570,618	2,612,079	3,881,735	4,066,232
Asia	1,909,456	458,853	2,569,581	2,624,673
China	1,674,260	248,778	2,129,471	343,781
Africa	52,955	509,449	93,296	543,446
	$15,310,503	$11,403,758	$22,182,719	$20,502,927

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q  includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed  in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report we will refer to Deer Consumer Products, Inc.  as "Deer," the "Company," "we," "us," and "our."

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

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”), we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our results of operations, financial position and in liquidity. We believe the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies we believe require subjective and complex judgments that could potentially affect reported results.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this pronouncement during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. We have not completed its assessment of the impact FAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. We have not completed its assessment of the impact FAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Results of Operations

Three months ended June 30, 2009 compared to Three months ended June 30, 2008

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
Revenue	$15,310,503	$11,403,758	$3,906,745	34.3
Cost of revenue	11,519,865	9,316,186	2,203,679	23.7
Gross profit	3,790,638	2,087,572	1,703,066	81.6
Selling, general and administrative expenses	1,534,234	1,454,370	79,864	5.5
Interest and financing costs, net	109,485	25,175	84,310	334.9
Other income (expense)	(2,015)	43,123	(45,138)	(104.7)
Foreign exchange gain (loss)	(9,997)	274,319	(284,316)	(103.6)
Income tax expense	420,031	312,937	107,094	34.2
Net income	1,714,876	578,144	1,136,732	196.6

Revenues

Our revenue for the three months ended June 30, 2009 was $15,310,503 an increase of $3,906,745 or 34.3% from $11,403,758 for the three months ended June 30, 2008.  The increase in revenues was due to us expanding our sales in the U.S. market and putting significant efforts into increasing our sales to the Chinese and Asia markets.  Our sales for the three months ended June 30, 2009 compared to the same period in 2008 increase in the U.S., Chinese and Asia markets by approximately $1.7 million, $1.4 million and $1.5 million, respectively, while our sales to the South American and Africa markets decreased by approximately $0.4 million each.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2009 increased by $2,203,679 or 23.7% from $9,316,186 for the three months ended June 30, 2008 to $11,519,865 for the three months ended June 30, 2009.  The increased cost of revenue in 2009 was due to the increase in sales.

Gross Profit

Our gross margin for the three months ended June 30, 2009 was 24.8% compared to 18.3% for same period in 2008. The increase in gross margin can be attributed to success in controlling variable costs such as the design of new products and improving our sales order selection capability to fit market needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 increased by $79,864 or 5.5%, from $1,454,370 for the six months ended June 30, 2008 to $1,534,234 for the three months ended June 30, 2009.  Selling expenses for the three months ended June 30, 2009 decreased by 5.9% or $42,837 in comparison to the same period in 2008.  General and administrative expenses for the three months ended June 30, 2009 increased by 15.2% or $122,701 in comparison to the same period in 2008.  Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.  We have scaled and consolidated back our operations thus reducing selling, general and administrative expenses to withstand the effect of global financial crisis. Also we have contracted our Delta subsidiary beginning in 2009 whereby all Delta operations have been run through our Winder subsidiary.  As a result of these cost cutting efforts our operating expenses have increased by a much smaller percentage than our growth in revenue.

Interest and Financing Costs (net)

Interest and financing costs for the three months ended June 30, 2009 was $109,485 compared to $25,175 for the three months ended June 30, 2008 an increase of $84,310 or 334.9%. The change is principally due to increased borrowings.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2009 was $(2,015), a decrease of $45,138 or 104.7%, from $43,123 for the three months ended June 30, 2008. The decrease is due to a reduction in government subsidy income.

Foreign Exchange Gain (loss)

Foreign exchange gain (loss) for the three months ended June 30, 2009 was $(9,997), a decrease of $284,316 or 103.6%, from $274,319 for the three months ended June 30, 2008.  The decrease is due to the fluctuation in exchange rates between the RMB and US dollar.

Income Tax Expense

Our effective tax rate for the three months ended June 30, 2009 was 19.7% as opposed to 35.1% for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008:

	Six Months Ended June 30,		$	%
	2009	2008	Change	Change
Revenue	$22,182,719	$20,502,927	$1,679,792	8.2
Cost of revenue	16,732,569	16,294,338	438,231	2.7
Gross profit	5,450,150	4,208,589	1,241,561	29.5
Selling, general and administrative expenses	2,089,157	2,448,918	(359,761)	(14.7)
Interest and financing costs, net	222,697	129,437	93,260	72.1
Other income (expense)	(3,896)	76,221	(80,117)	(105.1)
Foreign exchange gain (loss)	(80,503)	345,926	(426,429)	(123.3)
Income tax expense	682,147	624,303	57,844	9.3
Net income	2,371,750	1,393,690	978,060	70.2

Revenues

Our revenue for the six months ended June 30, 2009 was $22,182,719 an increase of $1,679,792 or 8.2% from $20,502,927 for the six months ended June 30, 2008.  The increase in revenues was due to a strong second quarter as a result of us expanding our sales in the U.S. market and putting significant efforts into increasing our sales to the Chinese and Asia markets.  Our sales for the six months ended June 30, 2009 compared to the same period in 2008 increase in the U.S. and Chinese markets by approximately $0.9 million, and $1.8 million, respectively, while our sales to the South American and Africa markets decreased by $0.5 million and $0.4 million, respectively.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2009 increased by $438,231 or 2.7% from $16,294,338 for the six months ended June 30, 2008 to $16,732,569 for the six months ended June 30, 2009.  The increased cost of revenue in 2009 was due to the increase in sales and better gross margins.

Gross Profit

Our gross margin for the six months ended June 30, 2009 was 24.6% compared to 20.5% for same period in 2008. The increase in gross margin can be attributed to success in controlling variable costs such as the design of new products and improving our sales order selection capability to fit market needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2009 decreased by $359,761 or 14.7%, from $2,448,918 for the six months ended June 30, 2008 to $2,089,157 for the six months ended June 30, 2009.  Selling expenses for the six months ended June 30, 2009 decreased by 24.7% or $298,163 in comparison to the same period in 2008.  General and administrative expenses for the six months ended June 30, 2009 decreased by 5.0% or $61,598 in comparison to the same period in 2008.  Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.  We have scaled and consolidated back our operations thus reducing selling, general and administrative expenses to withstand the effect of global financial crisis. Also we have contracted our Delta subsidiary beginning in 2009 whereby all Delta operations have been run through our Winder subsidiary. As a result of these cost cutting efforts we have been able to reduce our operating expenses while at the same time increasing our growth in revenue.

Interest and Financing Costs (net)

Interest and financing costs for the six months ended June 30, 2009 was $222,697 compared to $129,437 for the six months ended June 30, 2008 an increase of $93,260 or 72.1%. The change is principally due to increased borrowings.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2009 was $(3,896), a decrease of $80,117 or 105.1%, from $76,221 for the six months ended June 30, 2008. The decrease is due to a reduction in government subsidy income.

Foreign Exchange Gain (loss)

Foreign exchange gain (loss) for the six months ended June 30, 2009 was $(80,503), a decrease of $426,429 or 123.3%, from $345,926 for the six months ended June 30, 2008. The decrease is due to the fluctuation in exchange rates between the RMB and US dollar.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2009 was 22.3% as opposed to 30.9% for the six months ended June 30, 2008.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2009 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

On March 30, 2009, we completed a closing of a private placement offering of Units (as defined below) pursuant to which we sold an aggregate of 405,445 Units at an offering price of $1.84 per Unit for aggregate gross proceeds of $746,000.  Each "Unit" consists of one share of our common stock and a three year warrant to purchase 15% of one share of common stock at an exercise price of $3.45 per share. The total warrants issued to investors were 60,828.  We also issued warrants to purchase 40,545 shares of common stock to the placement agents.

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

On May 20, 2009, we completed a closing of a private placement offering of 530,000 Units at an offering price of $1.84 per Unit for aggregate gross proceeds of $975,200 to two non-US investors.  Each Unit consisted of one share of our common stock and a three year warrant to purchase 15% of one share of common stock, or an aggregate of 79,500 shares of common stock, at an exercise price of $3.45 per share.

Cash Flows

At June 30, 2009, we had $4,803,810 in cash and cash equivalents on hand.  Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.

Net cash flows provided by operating activities for the six months ended June 30, 2009 was $2,367,763 compared to cash used in operating activities of $1,120,685 for the six months ended June 30, 2008. The cash flows from operating activities was principally attributed to the net income generated during the six months ended June 30, 2009, a reduction in advances to suppliers, offset by an increase in our accounts receivable.

We used $769,541 in investing activities during the six months ended June 30, 2009 principally for construction in process.

Cash provided from financing activities in the six months ended June 30, 2009 was $467,854 which included proceeds from a notes payable and sale of shares of common stock, offset by payment on short-term loans.

Assets

As of June 30, 2009, our accounts receivable increased by $3,164,324 compared with the balance as of December 31, 2008. The increase in accounts receivable on six months ended June 30, 2009 was due primarily to increased sales.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.  Inventories increased by $667,374 from the balance at December 31, 2008 due to the need to increase our inventory levels to keep up with the increase in sales.

Liabilities

Our accounts payable increased by $198,815 during the six months ended June 30, 2009 compared with the balance as of December 31, 2008.  Other payables increased by $464,467 for the same period. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) decreased by $851,724 and short-term loans decreased by $3,552,841over the same period.  Notes payable and tax and welfare payable increased by $1,673,336 and $662,653, respectively, due to the receipt of proceeds from new loans entered into during the six months ended June 30, 2009.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

DEER CONSUMER PRODUCTS, INC.

August 13, 2009	By:	/s/ Ying He
Ying He Chairman & Chief Executive Officer (Principal Executive Officer)

August 13, 2009	By:	/s/ Yuehua Xia
Yuehua Xia Chief Financial Officer (Principal Financial and Accounting Officer)