Form 10-Q
period 2009-09-30
Deer Consumer Products, Inc.
filed 2009-11-05
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes           ☐      No           ☒

As of  November 3, 2009 there were 25,606,378 shares of common stock were outstanding.

DEER CONSUMER PRODCUTS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

DEER CONSUMER PRODCUTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,833,183	$2,782,026
Restricted cash	-	200,099
Accounts receivable, net	11,757,169	8,560,465
Advances to suppliers	3,767,328	5,015,479
Other receivables	199,871	489,286
Short term investments	-	29,340
Due from related party	-	331,267
Inventories	12,334,960	7,680,851
Other current assets	-	13,342
Total current assets	45,892,511	25,102,155

PROPERTY AND EQUIPMENT, net	11,705,817	11,291,202
CONSTRUCTION IN PROGRESS	2,213,427	892,897
INTANGIBLE ASSETS, net	397,044	404,125
OTHER ASSETS	24,977	39,689
TOTAL ASSETS	$60,233,776	$37,730,068

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,687,669	$8,968,088
Other payables	1,676,026	760,632
Unearned revenue	3,258,033	3,305,966
Accrued payroll	1,028,714	168,282
Short term loans	-	3,552,841
Advances from related party	80,070	274,805
Notes payable	4,881,576	3,155,348
Tax and welfare payable	1,635,005	1,533,013
Total current liabilities	22,247,093	21,718,975

LONG-TERM LOAN	733,500	733,500
TOTAL LIABILITIES	22,980,593	22,452,475

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 25,576,094 and 19,652,226 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	25,576	19,652
Additional paid-in capital	24,809,942	9,329,371
Development funds	859,361	542,701
Statutory reserve	1,718,723	1,085,403
Other comprehensive income	2,340,270	2,345,698
Retained earnings	7,499,311	1,954,768
Total stockholders' equity	37,253,183	15,277,593
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,233,776	$37,730,068

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODCUTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Month Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$26,541,039	$11,542,215	$48,723,758	$32,045,142

Cost of Revenue	20,670,731	8,255,913	37,403,300	24,550,251

Gross profit	5,870,308	3,286,302	11,320,458	7,494,891

Operating expenses
Selling expenses	960,013	672,714	1,871,266	1,882,130
General and administrative expenses	429,656	943,467	1,607,560	2,182,969
Total operating expenses	1,389,669	1,616,181	3,478,826	4,065,099

Income from operations	4,480,639	1,670,121	7,841,632	3,429,792

Non-operating income (expense):
Financing costs	(35,882)	(1,926)	(156,543)	(48,361)
Interest income	63,698	1,693	66,354	8,548
Interest expense	(14,292)	(116,617)	(118,984)	(206,474)
Other income (expense)	8,894	(1,698)	4,998	74,523
Realized loss on trading securities	-	(296)	-	(34,684)
Foreign exchange gain	288,461	530,510	207,958	876,436

Total non-operating income (expense)	310,879	411,666	3,783	669,988

Income before income tax	4,791,518	2,081,787	7,845,415	4,099,780

Income tax	668,745	540,717	1,350,892	1,165,020

Net income	4,122,773	1,541,070	6,494,523	2,934,760

Other comprehensive income
Foreign currency translation gain (loss)	57,012	1,367,814	(5,428)	2,305,404

Comprehensive Income	$4,179,785	$2,908,884	$6,489,095	$5,240,164

Weighted average shares outstanding :
Basic	22,730,722	16,856,898	21,462,056	16,087,045
Diluted	23,266,256	16,856,898	21,908,490	16,087,045

Earnings per share:
Basic	$0.18	$0.09	$0.30	$0.18
Diluted	$0.18	$0.09	$0.30	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODCUTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Month Ended September 30,
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,494,523	$2,934,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,072,586	857,170
Amortization	7,076	13,966
Loss on disposal of fixed assets	-	36,996
Realized loss on short term investments	-	34,684
(Increase) / decrease in assets:
Accounts receivable	(3,194,307)	(4,015,909)
Other receivables	294,584	147,815
Inventories	(4,650,620)	(6,234,027)
Due from stockholder	-	1,446,505
Due from related party	331,019	(3,799,263)
Advances to suppliers	1,247,216	(228,506)
Tax rebate receivable	-	347,731
Other assets	25,695	176,343
Increase / (decrease) in current liabilities:
Accounts payable	719,113	4,946,373
Unearned revenue	(47,897)	1,383,045
Other payables	901,444	(150,561)
Due to related party	(194,529)	(791,123)
Accrued payroll	859,787	113,427
Tax and welfare payable	101,915	392,629

Net cash provided by (used in) operating activities	3,967,605	(2,387,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,486,891)	(3,188,166)
Acquisition (disposal) of intangible assets	-	8,041
Construction in process	(1,319,539)	(617,887)
Changes in restricted cash	199,948	(147,634)
Sale of short-term investments	29,318	114,235

Net cash used in investing activities	(2,577,164)	(3,831,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,724,933	2,969,781
Proceeds from issuance of short term loans	-	4,176,723
Proceeds from sale of common stock	17,678,000	-
Offering costs paid	(2,213,892)	-
Proceeds from exercise of warrants	22,387	-
Payment on notes short term loans	(3,550,177)	-
Change in advance to shareholder, net	-	(532,470)
Change in advance to related party, net	-	114,695

Net cash provided by financing activities	13,661,251	6,728,729

Effect of exchange rate changes on cash and cash equivalents	(535)	111,982

NET DECREASE IN CASH & CASH EQUIVALENTS	15,051,157	621,355

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,782,026	1,511,545

CASH & CASH EQUIVALENTS, ENDING BALANCE	$17,833,183	$2,132,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$116,315	$113,356
Income taxes paid	$565,418	$112,743

The accompanying notes are an integral part of these consolidated financial statements.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Deer Consumer Products, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Pursuant to the share exchange agreement, the Company acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for 15,695,706 shares of the Company’s common stock.  Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with Crescent Liu, its former Director and Chief Executive Officer, pursuant to which he returned 5,173,914 shares of the Company’s common stock to the Company for cancellation. Mr. Liu was not compensated for the cancellation of his shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had 19,652,226 shares of common stock issued and outstanding.    In connection with the above transaction the Company changed its name to Deer Consumer Products, Inc. on September 3, 2008.

The exchange of shares with Deer International was accounted for as a reverse acquisition under the purchase method of accounting since Deer International obtained control of the Company. Accordingly, the merger of the Deer International into the Company was recorded as a recapitalization of Deer International, Deer International being treated as the continuing entity. The historical financial statements presented are the consolidated financial statements of Deer International. The share exchange agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $0.

The Company is engaged in manufacture, marketing, distribution and sale of home and kitchen electric appliances (blenders, food processors, choppers, juicers, etc.).  The Company manufactures its products in YangJiang, China and has corporate functions in Nanshan, Shenzhen, China.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

Stock Split

On April 24, 2009, the Company effected a 1 for 2.3 reverse stock split of its common stock and on October 2, 2009, the Company effected a 2 for 1 forward stock split of its common stock. All share information for common shares was retroactively restated for these stock splits.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Deer International, and its 100% wholly-owned subsidiary Winder and Winder’s wholly-owned subsidiary Delta. All significant inter-company accounts and transactions were eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s Chinese subsidiaries functional currency is the Chinese Yuan Renminbi (RMB); however the accompanying consolidated financial statements were translated and presented in United States Dollars.

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD).   The accounts of the Chinese subsidiaries were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

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

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)
Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender and monies restricted under a letter of credit and a bank acceptance.  As of September 30, 2009 and December 31, 2008, total restricted cash was $0 and $200,099 (interest rate of 0.36%), respectively.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2009, approximately 79% of our accounts receivable was from overseas customers.  The Company maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

Investments

The Company purchased various stocks during 2007 and in 2008 the Company was required to purchase an equity fund for a bank loan.  The investments are trading securities that were bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings.  All of these stocks were sold during the nine months ended September 30, 2009.

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

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

The following are the details of property and equipment:

	September 30, 2009	December 31, 2008

Building	$3,294,109	$1,889,916
Equipment	14,325,687	14,232,539
Vehicle	34,735	34,735
Office Equipment	419,138	430,177
Total	18,073,669	16,587,367
Less accumulated depreciation	(6,367,852)	(5,296,165)

	$11,705,817	$11,291,202

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) (codified in FASB ASC Topic 360), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009 there were no significant impairments of its long-lived assets.

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

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

Net intangible assets consisted of the following:

	September 30, 2009	December 31, 2008

Right to use land	$450,335	$450,335
Computer software	76,906	76,906
Total	527,241	527,241
Less Accumulated amortization	(130,197)	(123,116)

Intangibles, net	$397,044	$404,125

Pursuant to People's Republic of China's (“PRC”) governmental regulations, the Government owns all land. The Company recognized the amounts paid for the rights to use land as an intangible asset. The Company amortizes these rights over their respective periods, which range from 45 to 50 years and computer software is amortized over 1-2 years.

Fair Value of Financial Instruments

The Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (codified in FASB ASC Topic 820).  SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

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

As of September 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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
For the Nine Months Ended September 30, 2009 and 2008
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

Unearned Revenue

The Company records payments for goods before all relevant criteria for revenue recognition are satisfied under unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three and nine months ended September 30, 2009 and 2008 were not significant.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” (codified in FASB ASC Topic 740), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is Chinese RMB. Translation gains of $2,340,270 and $2,345,698 at September 30, 2009 and December 31, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Currency Hedging

The Company entered into a forward exchange agreement with the Bank of China, whereby the Company agreed to sell US dollars to the Bank of China at a certain contractual rates. Since the contractual rate at which the Company sells US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, the Company recognized foreign exchange gains of $207,958 and $876,436 for the nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, the Company had no outstanding forward exchange contracts.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15) (codified in FASB ASC Topic 260).  Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128.  Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

Three months ended September 30,	2009		2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	22,730,722	$0.18	16,856,898	$0.09
Effect of dilutive stock options	535,534	-	-	-
Diluted earnings per share	23,266,256	$0.18	16,856,898	$0.09

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)
Nine months ended September 30,	2009		2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	21,462,056	$0.30	16,087,045	$0.18
Effect of dilutive stock options	446,434	-	-	-
Diluted earnings per share	21,908,490	$0.30	16,087,045	$0.18

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Registration Rights Agreement

The Company accounts for payment arrangements under registration rights agreement in accordance with FASB Staff Position EITF 00-19-2 (codified in FASB ASC Topic 825), which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies (codified in FASB ASC Topic 450).

Recent Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in  Notes to the Consolidated Financial Statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 5, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2009	December 31, 2008

Raw material	$7,644,972	$3,960,022
Work in process	2,678,931	1,326,719
Finished goods	2,011,057	2,394,110

Total	$12,334,960	$7,680,851

Note 4 – Short Term Loans

Short term loans consisted of the follows:

	September 30, 2009	December 31, 2008

Short term bank loans with the Bank of China. As of December 31, 2008, the term of the loan was 5 months, with interest of 5.990%. The loans were collateralized by buildings and land use rights.	$-	487,544

Short term loans with Agricultural Bank of China. This loan was due on June 20, 2009 and accrued interest of 8.21%. The loan was collateralized by equipment.	-	3,065,297
	$-	$3,552,841

Note 5 – Notes Payable

Notes payable at September 30, 2009 and December 31, 2008 consist of multiple banker's acceptances from the Bank of China. The terms of the notes range from 3-6 months, with no interest rate. The Company deposits 10% of the notes’ par value with the Bank of China, refundable when the notes paid.  Notes payable at September 30, 2009 and December 31, 2008 amounted to $4,881,576 and $3,155,348, respectively.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

Note 6 – Long-Term Loan

On November 14, 2008, the Company entered into a long-term loan with an unrelated party.  The loan was for $733,500 at 8.10%, due October 20, 2010 and is secured by certain property and equipment.

Note 7 – Stockholders’ Equity

Common Stock

On March 31, 2009, the Company completed a private placement of Units (as defined below) pursuant to which the Company sold 810,690 Units at $0.92 per Unit for gross proceeds of $746,000. Each "Unit" consisted of one share of Company common stock and a three-year warrant to purchase 15% of one share of common stock at $1.73 per share. The total warrants issued to investors were 121,660. The Company also issued warrants to purchase 81,090 shares of common stock to the placement agents.

In May 2009, the Company completed two private placements of Units (as defined below) pursuant to which the Company sold 2,100,000 Units at $0.92 per Unit for gross proceeds of $1,932,000. Each "Unit" consisted of one share of Company common stock and a three-year warrant to purchase 15% of one share of common stock at $1.73 per share. The total warrants issued to investors were 315,000. The Company also issued warrants to purchase 210,000 shares of common stock to the placement agents.

The Company also issued a Registration Rights Agreement requiring that the Company file a registration statement covering shares of common stock issued and the shares issuable upon exercise of the warrants. The Company is required to file the registration statement with the SEC within 60 days of the closing of the offering. The registration statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the registration statement must remain effective and available for use until the purchasers can sell all of the securities covered by the registration statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the registration statement, it is required to pay liquidated damages of 1% of the aggregate purchase price paid by such purchaser for any registerable securities then held by such purchaser on the date of such failure and on each anniversary of the date of such failure until such failure is cured. On June 3, 2009, the registration statement to register the above mentioned shares and shares underlying the exercise of the warrants was declared effective.

On September 21, 2009, the Company completed a private placement offering of 3,000,000 Units at an offering price of $5.00 per Unit for aggregate offering price of $15,000,000 to non-U.S. investors. Each Unit consisted of one share of the Company's common stock, par value $.001 per share and a three-year warrant to purchase 30% of one share of the Company’s common stock, or an aggregate of 900,000 shares of common stock, at an exercise price of $5.00 per share. A non-U.S. advisor to the Company received fees of 9% of the gross proceeds and warrants to purchase 300,000 shares of common stock on the same terms as the non-U.S. investors. In addition, the Company paid an additional 3% advisory fee in connection with this private placement offering. The investors received registration rights. The Company issued the shares pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

Warrants

Following is a summary of the warrant activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2008	-	-		$-
Granted	1,927,750	$3.76
Forfeited	-	-
Exercised	(12,978)	$1.73
Outstanding, September 30, 2009	1,914,772	$3.78	2.82	$10,670,137

Exercisable, September 30, 2009	1,914,772	$3.78	2.82	$10,670,137

The exercise price for warrants outstanding at September 30, 2009 is as follows:

Number of Warrants	Exercise Price
714,772	$1.73
1,200,000	$5.00
1,914,772

Note 8 - Employee Welfare Plan

The total expense for the employee common welfare was $32,510 and $52,982 for the nine months ended September 30, 2009 and 2008, respectively.  The Chinese government abolished the 14% welfare plan policy during 2007.  The Company is not required to establish welfare and common welfare reserves.

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
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

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

The Company appropriated $633,320 and $349,506, and $316,660 and $174,753 as reserve for the statutory surplus reserve and development fund for the three and nine months ended September 30, 2009 and 2008, respectively.

Note 10 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the three months ended September 30,
	2009	2008
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
Current operating losses not utilized	-	1%
Effect of tax holiday	(10)%	-
Utilization of NOLs	(1)%	-
	14%	26%

	For the nine months ended September 30,
	2009	2008
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
Current operating losses not utilized	-	3%
Effect of tax holiday	(8)%	-
	17%	28%

The effect of the change of tax status was accounted for in accordance with SFAS No. 109, par. 28 (codified in FASB ASC Topic 740), which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes that the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

Deer Consumer Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

Foreign pretax earnings approximated $8,100,000 for the nine months ended September 30, 2009. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2009, approximately $7,700,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $697,000 would have to be provided if such earnings were remitted currently.

The Chinese government has offered favorable tax treatment to companies in the high-tech industry. The Company’s Chinese subsidiaries qualify for this favorable tax treatment and effective July 1, 2009 enjoyed a reduced corporate tax rate of 15%. If the Company had not enjoyed this favorable tax treatment, net income for both the three and nine months ended September 30, 2009 would be lowered by approximately $500,000 and earning per share would have been reduced by $0.02.

Note 11 - Related Party Transactions

There was no related party transactions during the nine months ended September 30, 2009.  As of September 30, 2009, a certain entity previously reported as a related party is no longer considered to be related party due to an ownership changes within that entity.

Note 12 - Geographical Sales

Geographical distribution of sales is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Geographical Areas	2009	2008	2009	2008

North America	$9,456,088	$4,914,061	$16,334,869	$10,929,232
South America	3,845,583	2,226,709	7,126,393	5,995,099
Middle East	3,601,564	1,496,409	6,950,609	4,637,643
Europe	4,047,740	1,467,179	7,929,475	5,533,411
Asia	2,364,182	970,305	4,933,763	3,594,978
China	2,888,011	357,628	5,017,482	701,409
Africa	337,871	109,924	431,167	653,370
	$26,541,039	$11,542,215	$48,723,758	$32,045,142

Note 13 – Subsequent Event

During the period from October 1, 2009 to November 4, 2009, the Company issued 30,284 shares of common stock in connection with the exercise of warrants.

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

Pursuant to the share exchange agreement, we acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for 15,695,706 shares of our common stock. Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, we entered into an agreement with Crescent Liu, our former Director and Chief Executive Officer, pursuant to which he returned 5,173,914 shares of our common stock for cancellation. Mr. Liu was not compensated for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had 19,652,226 shares of common stock issued and outstanding. In connection with the above transaction we changed our name to Deer Consumer Products, Inc. on September 3, 2008.

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

We are engaged in the manufacture, marketing, distribution and sale of home and kitchen electric appliances (blenders, food processors, choppers, juicers, etc.). The Company manufactures its products in YangJiang, China and has corporate functions in Nanshan, Shenzhen, China.

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

Long-Lived Assets. We apply the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) (codified in FASB ASC Topic 360), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that to date there were no significant impairments of its long-lived assets.

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

Recent Accounting Pronouncements

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on November 5, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of SFAS 166 will have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of SFAS 167 will have an impact on our financial condition, results of operations or cash flows.

Results of Operations

Three months ended September 30, 2009 compared to Three months ended September 30, 2008:

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
Revenue	$26,541,039	$11,542,215	$14,998,824	129.9
Cost of revenue	20,670,731	8,255,913	12,414,818	150.4
Gross profit	5,870,308	3,286,302	2,584,006	78.6
Selling, general and administrative expenses	1,389,669	1,616,181	(226,512)	(14.0)
Interest and financing costs, net	(13,524)	116,850	(130,374)	(111.6)
Other income (expense)	8,894	(1,698)	10,592	(623.8)
Foreign exchange gain (loss)	288,461	530,510	(242,049)	(45.6)
Income tax expense	668,745	540,717	128,028	23.7
Net income	4,122,773	1,541,070	2,581,703	167.5

Revenues

Our revenue for the three months ended September 30, 2009 was $26,541,039 an increase of $14,998,824 or 129.9% from $11,542,215 for the three months ended September 30, 2008.  The increase in revenues was due to us expanding our sales in the U.S. market and putting significant efforts into increasing our sales to the Chinese and European markets.  Our sales for the three months ended September 30, 2009 compared to the same period in 2008 increase in the U.S., Europe and Chinese markets by approximately $4.5 million, $2.6 million and $2.5 million, respectively.  We have also fulfilled larger volume promotional order for our existing and new customers at lower per unit sales prices that have allowed us to increase our market share.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2009 increased by $12,414,818 or 150.4% from $8,255,913 for the three months ended September 30, 2008 to $20,670,731 for the three months ended September 30, 2009.  The increased cost of revenue in 2009 was due to the increase in sales.

Gross Profit

Our gross margin for the three months ended September 30, 2009 was 22.1% compared to 28.5% for same period in 2008. The decrease in gross margin is due to the fulfillment of larger volume promotional orders that resulted in a lower per unit sales price. Although we have experienced lower gross margins we have reduced our general and administrative expenses to maintain our operating profits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 decreased by $226,512 or 14.0%, from $1,616,181 for the nine months ended September 30, 2008 to $1,389,669 for the three months ended September 30, 2009.  Selling expenses for the three months ended September 30, 2009 increased by 42.7% or $287,299 in comparison to the same period in 2008 due to increased selling efforts that resulted in higher revenues.  General and administrative expenses for the three months ended September 30, 2009 decreased by 54.5% or $513,811 in comparison to the same period in 2008.  Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.  We have scaled and consolidated back our operations thus reducing general and administrative expenses to withstand the effect of global financial crisis. Also we have contracted our Delta subsidiary beginning in 2009 whereby all Delta operations have been run through our Winder subsidiary.  As a result of these cost cutting efforts our operating expenses have increased by a much smaller percentage than our growth in revenue.

Interest and Financing Costs (net)

Interest and financing costs, net for the three months ended September 30, 2009 was $(13,524) compared to $116,850 for the three months ended September 30, 2008 a decrease of $130,374 or 111.6%. The change is principally due to a decreased borrowings and higher interest income due to the excess cash invested in interest bearing accounts.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2009 was $8,894, an increase of $10,592 or 623.8%, from $(1,698) for the three months ended September 30, 2008. The increase is not significant.

Foreign Exchange Gain (loss)

Foreign exchange gain (loss) for the three months ended September 30, 2009 was $288,461, a decrease of $242,049 or 45.6%, from $530,510 for the three months ended September 30, 2008.  The decrease is due to the fluctuation in exchange rates between the RMB and US dollar.

Income Tax Expense

Our effective tax rate for the three months ended September 30, 2009 was 14.0% as opposed to 26.0% for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008:

	Nine Months Ended September 30,		$	%
	2009	2008	Change	Change
Revenue	$48,723,758	$32,045,142	$16,678,616	52.0
Cost of revenue	37,403,300	24,550,251	12,853,049	52.4
Gross profit	11,320,458	7,494,891	3,825,567	51.0
Selling, general and administrative expenses	3,478,826	4,065,099	(586,273)	(14.4)
Interest and financing costs, net	209,173	246,287	(37,114)	(15.1)
Other income (expense)	4,998	74,523	(69,525)	(93.3)
Foreign exchange gain (loss)	207,958	876,436	(668,478)	(76.3)
Income tax expense	1,350,892	1,165,020	185,872	16.0
Net income	6,494,523	2,934,760	3,559,763	121.3

Revenues

Our revenue for the nine months ended September 30, 2009 was $48,723,758 an increase of $16,678,616 or 52.0% from $32,045,142 for the nine months ended September 30, 2008.  The increase in revenues was due to a strong second and third quarter as a result of us expanding our sales in the U.S. market and putting significant efforts into increasing our sales to the Chinese and European markets.  Our sales for the nine months ended September 30, 2009 compared to the same period in 2008 increase in the U.S. Chinese and European markets by approximately $5.4 million, $4.3 and $2.4 million, respectively.  We have also fulfilled larger volume promotional order for our existing and new customers at lower per unit sales prices that have allowed us to increase our market share.

Cost of Revenue

Our cost of revenue for the nine months ended September 30, 2009 increased by $12,853,049 or 52.4% from $24,550,251 for the nine months ended September 30, 2008 to $37,403,300 for the nine months ended September 30, 2009.  The increased cost of revenue in 2009 was due to the increase in sales.

Gross Profit

Our gross margin for the nine months ended September 30, 2009 was 23.2% compared to 23.4% for same period in 2008. The decrease in gross margin for the nine months ended September 30, 2009 compared to the same period in 2008 is not significant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2009 decreased by $586,273 or 14.4%, from $4,065,099 for the nine months ended September 30, 2008 to $3,478,826 for the nine months ended September 30, 2009.  Selling expenses for the nine months ended September 30, 2009 decreased by 0.6% or $10,864 in comparison to the same period in 2008.  General and administrative expenses for the nine months ended September 30, 2009 decreased by 26.4% or $575,409 in comparison to the same period in 2008.  Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.  We have scaled and consolidated back our operations thus reducing selling, general and administrative expenses to withstand the effect of global financial crisis. Also we have contracted our Delta subsidiary beginning in 2009 whereby all Delta operations have been run through our Winder subsidiary. As a result of these cost cutting efforts we have been able to reduce our operating expenses while at the same time increasing our growth in revenue.

Interest and Financing Costs (net)

Interest and financing costs, net for the nine months ended September 30, 2009 was $209,173 compared to $246,287 for the nine months ended September 30, 2008 a decrease of $37,114 or 15.1%. The change is principally due to higher interest income due to the excess cash invested in interest bearing accounts.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2009 was $4,998, a decrease of $69,525 or 93.3%, from $74,523 for the nine months ended September 30, 2008. The decrease is due to a reduction in government subsidy income.

Foreign Exchange Gain (loss)

Foreign exchange gain (loss) for the nine months ended September 30, 2009 was $207,958, a decrease of $668,478 or 76.3%, from $876,436 for the nine months ended September 30, 2008. The decrease is due to the fluctuation in exchange rates between the RMB and US dollar.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2009 was 17.2% as opposed to 28.4% for the nine months ended September 30, 2008.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2009 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

On April 24, 2009, we effected a 1 for 2.3 reverse stock split of our common stock and on October 2, 2009, the Company effected a 2 for 1 forward stock split of our common stock. All share information for common shares was retroactively restated for these stock splits.

On March 30, 2009, we completed a closing of a private placement offering of Units (as defined below) pursuant to which we sold an aggregate of 810,690 Units at an offering price of $0.92 per Unit for aggregate gross proceeds of $746,000.  Each "Unit" consisted of one share of our common stock and a three-year warrant to purchase 15% of one share of common stock at an exercise price of $1.73 per share. The total warrants issued to investors were 121,660.  We also issued warrants to purchase 81,090 shares of common stock to the placement agents.

On May 1, 2009, we completed a closing of a private placement offering of 1,040,000 Units at an offering price of $0.92 per Unit for aggregate gross proceeds of $956,800 to two non-US investors.  Each Unit consisted of one share of our common stock and a three-year warrant to purchase 15% of one share of common stock, or an aggregate of 156,000 shares of common stock, at an exercise price of $1.73 per share.

On May 20, 2009, we completed a closing of a private placement offering of 1,060,000 Units at an offering price of $0.92 per Unit for aggregate gross proceeds of $975,200 to two non-US investors.  Each Unit consisted of one share of our common stock and a three year warrant to purchase 15% of one share of common stock, or an aggregate of 159,000 shares of common stock, at an exercise price of $1.73 per share.

On September 21, 2009, we completed a private placement offering of 3,000,000 Units at an offering price of $5.00 per Unit for aggregate offering price of $15,000,000 to non-U.S. investors.  Each Unit consisted of one share of our common stock, and a three year warrant to purchase 30% of one share of our common stock, or an aggregate of 900,000 shares of common stock, at an exercise price of $5.00 per share. A non-U.S. advisor to us received fees of 9% of the gross proceeds and warrants to purchase 300,000 shares of common stock on the same terms as the non-U.S. investors.  In addition, we paid an additional 3% advisory fee in connection with this private placement offering.

Cash Flows

At September 30, 2009, we had $17,833,183 in cash and cash equivalents on hand.  Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.

Net cash flows provided by operating activities for the nine months ended September 30, 2009 was $3,967,605 compared to cash used in operating activities of $2,387,945 for the nine months ended September 30, 2008. The cash flows from operating activities was principally attributed to the net income generated during the nine months ended September 30, 2009, a reduction in advances to suppliers, offset by an increase in our accounts receivable and inventories.

We used $2,577,164 in investing activities during the nine months ended September 30, 2009 principally for property and equipment and construction in process.

Cash provided from financing activities in the nine months ended September 30, 2009 was $13,661,251 which included proceeds from a notes payable and sale of shares of common stock, offset by payment on short-term loans.

Assets

As of September 30, 2009, our accounts receivable increased by $3,196,704 compared with the balance as of December 31, 2008. The increase in accounts receivable on nine months ended September 30, 2009 was due primarily to increased sales.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.  Inventories increased by $4,654,109 from the balance at December 31, 2008 due to the need to increase our inventory levels to keep up with the increase in sales.

Liabilities

Our accounts payable increased by $719,581 during the nine months ended September 30, 2009 compared with the balance as of December 31, 2008.  Other payables increased by $915,394 and accrued payroll increased by $860,432 for the same period. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) decreased by $47,933 and short-term loans decreased by $3,552,841over the same period.  Notes payable and tax and welfare payable increased by $1,726,228 and $101,992, respectively, due to the receipt of proceeds from new loans entered into during the nine months ended September 30, 2009.

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

Not required.

Item 4T. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On September 21, 2009, we completed a private placement offering of 3,000,000 Units at an offering price of $5.00 per Unit for aggregate offering price of $15,000,000 to non-U.S. investors.  Each Unit consisted of one share of our common stock, par value $.001 per share and a three year warrant to purchase 30% of one share of our common stock, or an aggregate of 900,000 shares of common stock, at an exercise price of $5.00 per share. A non-U.S. advisor received fees of 9% of the gross proceeds and warrants to purchase 300,000 shares of common stock on the same terms as the non-U.S. investors. In addition, we paid an additional 3% advisory fee in connection with this private placement offering. We issued the shares pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

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

Deer Consumer Products, Inc

November 5, 2009	By:	/s/ Ying He
Ying He Chairman & Chief Executive Officer (Principal Executive Officer)

November 5, 2009	By:	/s/ Zongshu Nie
Zongshu Nie
Chief Financial Officer
(Principal Financial and Accounting Officer)