Form 10-K
period 2009-12-31
Deer Consumer Products, Inc.
filed 2010-03-02
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark one)

☒         Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 001-34407

DEER CONSUMER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5526104
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Area 2, 1/F, Building M-6,
Central High-Tech Industrial Park,
Nanshan, Shenzhen, China 518057

(Address of principal executive offices)

(86) 755-8602-8285

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

At June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $29,052,200, based on the last sale price of the registrant’s common stock. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

At March 1, 2010, there were 32,631,748 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1.  Business.

General

We are a leading Chinese designer, manufacturer and seller of quality small home and kitchen electric appliances. We develop, promote, manufacture and sell a broad range of stylish, safe and easy to use products including blenders, juicers and soy milk makers that are designed to make today’s lifestyles simpler and healthier. Our products are sold both in the China domestic market and to export markets. In the China domestic market, our products target China’s growing middle-class and are sold primarily under the Deer brand name (德尔) as well as under one store brand for a retailer’s private label programs. In the export market, we manufacture our products for leading overseas consumer products companies who sell them under brand names including Black & Decker® and Betty Crocker Kitchens, as well as store brands for retailer’s private label programs.

Historically, we have served as an Original Design Manufacturer (ODM) and an Original Equipment Manufacturer (OEM) for leading international consumer product companies. For the year ended December 31, 2009, 82.4% of our total revenue was from the export market, with North America and Europe accounting for approximately 41.4% of our revenue during such period. Since inception, we have focused on establishing and growing relationships with our leading international customer base including Focus Electrics Group, which offers Back to Basics and West Bend products, Applica Incorporated, which offers Black & Decker® products, and Sattar. Our experience in the export business has also enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue the highly-attractive domestic market opportunity.

While we have traditionally generated the majority of our sales in the export market, urbanization, rising family incomes and increased living standards have spurred demand for small appliances in China. In order to capture this market opportunity, the Deer brand (德尔) of appliances was introduced to the domestic market in April 2008. We believe that the Deer brand (德尔) will grow significantly as the domestic demand for our products increases in China with increased living standards. In addition to expanding our footprint in China, we are also expanding into emerging growth markets in South America, Asia, Africa, and the Middle East. In 2008 and 2009, we sold our products to customers and distributors and our products are found worldwide.

We believe Deer is positioned to become a leading brand in China’s rapidly growing small home and kitchen electric appliance sector and will continue to be a leading international ODM and OEM. Despite the global recession in 2008 and 2009, we believe that we were able to maintain our revenue growth in 2009 because of our ability to deliver products on time, the quality reputation of our ODM and OEM products, our excellent relationships with our large customers, and our aggressive expansion in China, South America, Asia, Africa and the Middle East.

We were incorporated in Nevada on July 8, 2006 under the name of Tag Events Corp as a musical event organization and promotion company with minimal operations. On September 3, 2008 we changed our name to Deer Consumer Products, Inc. and entered into and consummated a series of agreements which resulted in the acquisition of all of the ordinary shares of Deer International Group Ltd., a corporation organized under the laws of the British Virgin Islands (“Deer International”), parent of its wholly-owned subsidiary, Winder Electric Group Ltd. (“Winder”), which is a wholly-owned foreign enterprise (“WFOE”) and responsible for research, production and delivery of goods, and Delta International Limited (“Delta”), which has transferred all of its material former operations to Winder.

The acquisition of Deer’s ordinary shares was accomplished pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated September 3, 2008 (the “Share Exchange Agreement”), by and between Deer International and the Company. Pursuant to the Share Exchange Agreement, we acquired from Deer 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for the issuance of an aggregate of 18,050,000 shares (15,695,706 after giving effect to stock splits) of our common stock to the shareholders of Deer International (the “Share Exchange”). Concurrently with the closing of the transactions contemplated by the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Crescent Liu, our former Director and Chief Executive Officer, pursuant to which he returned 5,950,000 shares (5,173,914 shares after giving effect to stock splits) of our common stock to us for cancellation. Mr. Liu was not compensated in any way for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had an aggregate of 22,600,000 (19,652,226 shares after giving effect to stock splits) shares of common stock issued and outstanding.

Our principal offices are located at Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057.  Our telephone number is (86) 755-8602-8285.

Products

We manufacture small home and kitchen electric appliances for the consumer market in China and for export markets. Our largest selling products are blenders and juice extractors which accounted for 69.7% and 21.7%, respectively, of sales in 2008, and 51% and 21%, respectively, of sales in 2009. Our other products include soymilk makers, food processors, popcorn makers, meat grinders, coffee machines and hot water kettles. We also plan to expand our product line into other growing appliance segments specific to different regions such as humidifiers and dehumidifiers. Over the last eight years, our product portfolio has included over 189 different product varieties.

We offer Original Design Manufacturing (ODM), Original Equipment Manufacturing (OEM) and Original Brand Manufacturing (OBM) products:

•
We design and manufacture ODM products which are sold to customers. These products accounted for 75% and 85% of our total export market revenue for 2008 and 2009, respectively. These products are primarily sold to large, international overseas consumer products companies who sell them under brand names such as Black & Decker®. We provide our ODM customers with a research, design and development solution to address their home and kitchen electronic appliance needs. Our research and development team can work alone or in tandem with a customer’s product design group to create new designs. We own all the tooling and own or have an exclusive perpetual license to use all of the intellectual property and designs for our ODM products. Because of our design and development solution, our rights to use the product design, and ownership of the tooling, customers that purchase ODM products tend to be less likely to switch suppliers relative to customers that purchase OEM products. Most of our top ten customers are ODM customers and we have ongoing dialogue with them regarding potential new products. Most customers pay for the tooling and thus are financially incentivized to continue to buy the products from us.

•	OEM products are outsourced by electrical appliance manufacturers to our Company. We produce appliances for these clients based on their custom specifications and designs.

•
OBM products are designed, manufactured and sold by our Company under the Deer brand name (德尔). At year ended December 31, 2009, these products are sold primarily through agents to domestic Chinese retailers for sale in China.

Our products have obtained the requisite safety approvals for sale in export markets including ETL (European Union), GS (Germany), UL/CUL (North America) and CB (International). Management believes that domestically, our products retail for significantly less than the price of imports of comparable quality and at slight discount to the products of other domestic brands. We offer an extensive array of products with varying sizes, functionality, price points and applications. This strategy enables us to reach a broad range of customers with our products in both the China domestic market and export market.

Industry Overview

Unless otherwise stated, the following industry data has been referenced from CCID Consulting’s 2007-2008 and 2008-2009 Annual Report of China’s Small Electrical Appliances Market.

The global household small electrical appliance market generated approximately $85.9 billion in retail sales in 2008, representing an increase of approximately 10% from 2007. China is the largest global manufacturer of small household electrical appliances in the world, producing 1.63 billion units in 2008, of which exports accounted for 74.3% of those sales, as many Chinese manufacturers of small electronic appliances sell their products to global consumer products companies with access to consumers living in the U.S. and Europe. Small electrical appliances are classified into three sectors: (i) kitchen, which includes blenders, juicers, microwave ovens, coffee makers and rice cookers; (ii) living, which includes electric fans, humidifiers, electric heaters, vacuums; and (iii) personal care, which includes hairdryers, electric shavers and massagers. Our products primarily fall into the kitchen sector. Average gross profit margins for small household electrical appliances are approximately 30%, which are higher than that of traditional home appliances such as televisions and air conditioners which have gross margins of 5-6%. Current export and domestic market highlights for small household electrical appliances are described below:

Export Market

In North America, Europe, and other developed regions, sales growth in the appliance industry maintains a steady but slow growth rate with most sales dependent on replacements and new product introduction. We believe that the Company’s revenues derived from the overseas export of small electronic appliances have increased mainly due to buyers becoming increasingly conscious about obtaining supplies from quality manufacturers who are well capitalized following the financial crisis. Sales have also increased due to our increased marketing efforts and sales to growing export markets. In 2009, we have experienced significant growth in North America, Europe, South America, Asia, and the Middle East.

China Domestic Market

In 2008, China accounted for approximately 15.5% of global small household electrical appliance sales, or $13.3 billion. Of the small household electrical appliance sales, kitchen products account for 79% of consumption, as shown below:

Small Electrical Appliances Consumption in China (2006-2008):

($ in billions)	Kitchen		Living		Personal Care		Total
Year	Sales	Growth(%)	Sales	Growth(%)	Sales	Growth(%)	Sales	Growth(%)
2006	$9.14		$1.50		$1.05		$11.69
2007	10.46	14.4%	1.69	13.0%	1.16	10.8%	13.31	13.9%
2008	12.40	18.5%	1.99	17.7%	1.34	15.5%	15.74	18.4%

Small electrical appliance demand in China grew approximately 14% between 2007 and 2008 to $15.7 billion, and grew at a 16.5% CAGR between 2006 and 2008, faster than other export markets. The kitchen sector is the largest and fastest growing segment of the small appliance market in China, representing $12.4 billion in sales and 18.5% growth in 2008. According to The Information of GuangDong Household Appliance, Q3 2007, the average household in China owns five small electrical appliances, which is far less than an average household in a developed country which owns 20-30 electrical appliances, highlighting the vast potential of the market in China. According to the Hong Kong Trade Development Council, “Big Market for Small Electrical Appliances in Mainland China,” July 28, 2006, the main consumers of kitchen appliances in China are young couples aged 18 to 40 years old with overall buyers being relatively young. The expansion of China’s market is due, in part, to the country’s rapid economic growth. According to the National Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by 11.1%, 11.4%, 9.0% and 8.7% in 2006, 2007, 2008 and 2009, respectively. China has a large population, including a rapidly expanding middle class and younger, urban consumer bases, which offers a large pool of potential consumers. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle class consumer base.

Production

We operate 13 tooling houses, 136 injection-molding machines, 18 production lines and possess an estimated annual production capacity of 14 million units. As part of our manufacturing best practices, as well as our contribution to environmental improvement, our manufacturing department recycles and reuses plastic scraps, defects, waste, and quality rejects to be reused as raw materials. At current manufacturing levels, approximately 30 tons of our waste is recycled and reused in our manufacturing monthly. Our manufacturing capacity is fully integrated, with in-house capabilities to produce everything from internal components—including electrical motors—to exterior components and final assembly. Our facilities are largely automated, which ensures consistent product quality and helps to lower our labor costs. We believe that our vertically integrated and automated manufacturing capabilities provide us with a competitive advantage as it enables us to consistently produce low-cost, high-quality products for our customers, while contributing to our ability to generate attractive gross margins. We believe our in-house production of motors gives us a significant cost advantage over our competitors.

We have implemented a cost control program that continues to improve productivity by automating or consolidating manual assembly operations while increasing workflow safety, quality, and efficiency. In order to determine which components can be produced by us at lowest cost, we evaluate third-party suppliers of components or of products from time to time. Based on our research, we determine if components used in our products would be more efficiently produced at our facilities or outsourced to a third party. As of December 31, 2009, less than 5% of our sales were manufactured by third party suppliers. To date, all our production agreements with third party manufacturers are short-term in nature.

Sales and Marketing

During 2009, Deer has:

•	Attended international trade shows to gain new customers and display our product innovations;

•	Increased sales and distribution of popcorn makers and espresso coffee makers to international customers; and

•	Continued its marketing program in emerging markets, such as South America, Asia, Africa and the Middle East.

As of December 31, 2009, our sales and marketing department consisted of 103 employees primarily dedicated to increasing Deer’s brand awareness among the Chinese consumer. The target customer in the domestic China market is a middle-class urban consumer whose socio-economic conditions are improving along with China’s growing GDP and whose disposable income is improving in-line with the quality of life. The sales team plans to achieve greater brand awareness by expanding Deer’s product distribution across the major regions of China and by establishing new sales channels with local, national and online retailers and distributors.

Deer has been actively expanding its sales channels into the hospitality, restaurant and commercial channels. Deer provides heavy-duty commercial blenders and juicers to bars, hotels, restaurants, and coffee houses for preparing drink concoctions and smoothies. In addition, Deer also provides small appliances such as hot water kettles that are used in hotel guest rooms. Major appliance retailers have used Deer’s products as a complimentary gift for customers who buy large ticket items. China’s postal offices offer reward point systems that allow their customers to redeem their points for Deer’s products. Deer will continue to expand in these sales channels in 2010. We also expect that sales of our products over popular Chinese web portals such as Taobao.com and HC360.com will continue to grow in 2010. According to Taobao.com, our small home and kitchen electric appliances were among the fastest growing brands purchased on its website in 2008 and 2009.

We own or have user rights to 11 registered brand names in the China domestic market including Deer (德尔), Kyowa, D&R, Blendermate, K-tec, Blendtec, NOWAKE, 万灵winder, MJ-176NR, Bartec’ and aiders. We currently sell our products to the China domestic market primarily under the Deer brand (德尔). Utilizing these brands, we hope to increase domestic China sales and further transition from an ODM manufacturer to a branded domestic manufacturer.

We have set our 2010 marketing strategy on four goals:

•	Aggressively expand our product sales in the domestic Chinese market by entering large retail appliance chains and department stores;

•	Continue to expand our ODM and OEM export business and export Deer branded products overseas;

•	Pursue deeper penetration and development of our customer base in the emerging South America, Southeast Asia, Africa and Middle East markets; and

•	Continue expansion of sales of the Deer brand (德尔) of small kitchen electric appliances over the Internet in the China domestic market.

Suppliers

Our major raw material purchases include petroleum-based resins and chemicals such as AS, ABS, silicon steel sheets and copper. Currently, around 20% of raw materials are imported, with the majority sourced domestically in China through various local suppliers using cost and availability selection criteria. More than half of these domestic materials can be purchased within the Pearl River Delta region near our production facilities. Our principal suppliers are: Hong Bo, Zhong Hua (Sino-Chem), Hua Mei, Zhong Gang, Feng Shun, Yi Jia, Gao Shun Chang and Ming Gang.

We seek to maintain two or more quality suppliers for each type of raw material purchased. By maintaining relationships with more than one supplier, we benefit from a more stable supply chain and more competitive prices. We hold our suppliers to strict quality and delivery specifications.

We do not maintain fixed supply contracts. Components and raw materials are ordered when needed to meet production needs. If a change of suppliers is necessary, we estimate we can quickly fulfill supplies from another source without impacting production. Strategic materials are purchased from several suppliers. There are no sole source suppliers. We are backward-integrated and depend on suppliers mainly for raw materials. We produce most of our product components in-house and recently began manufacturing our own micro-motors, a key component used in our blenders and juicers, thereby further reducing our reliance on outside suppliers.

Customers

In 2008 and 2009, sales to customers outside of China accounted for 95% and 82%, respectively, of total sales. We sell our products to consumer product companies who in turn offer products worldwide under numerous high-quality brand names such as Black & Decker®, Disney and Betty Crocker Kitchens. Our largest customer, Focus Electric, accounted for approximately 19% of revenues during 2008 and 15% of revenues during 2009. Our top 10 customers accounted for 51% of revenues in 2008 and 50% of revenues in 2009, and included: Focus Electric, Applica, SuNing, Sattar, Distrivalto, Sindelen, JiangShu Song Qiao, Shen Zhen Chu Tian Long, Sanwai and LOS.

Export Market

In the export market we primarily serve as an ODM for large overseas appliance brands with sales made both directly and indirectly to the consumer product companies. We believe that most international ODM and OEM customers are looking for high quality and stylish products from a reliable manufacturer who can meet their specifications in the time and at their price points. Since inception, we have focused on establishing stable and positive customer relationships and have developed a loyal and strong customer base with foreign export clients such as Focus Electrics Group, which offers Back to Basics and West Bend products, Applica Incorporated, which offers Black & Decker® products, and Sattar. Although we generally do not enter into fixed agreements as to sales quantities on a monthly or annual basis, our customers generally provide us with their annual sales forecast, often with a specific monthly breakdown. These forecasts allow us to better plan for our raw material and labor needs in the upcoming year to meet our customers’ requirements. While this is not a fixed contract, the arrangement benefits our customers by establishing a source of appliances for their retail consumers and provides us with a good indication of demand for our products. In the past, their forecasts have been consistent with their purchases in the following year. We believe that the majority of our customers view us as strategic long-term suppliers and value the quality of our products, our timely delivery, and sophisticated design capabilities.

China Domestic Market

In the China domestic market, we believe that retail consumers seek quality, convenience, and price. We sell our products to the retail stores through agents as we do not operate distribution centers in China. Agents buy our products and hold the inventory for various retail locations, serving as an intermediary between us and the store. On December 1, 2009, the Company reported that Winder entered into a distribution agreement with Suning Nanjing Purchasing Center, a branch of Suning Appliance Co., Ltd. (“Suning”), a company organized under the laws of the PRC. The distribution agreement provided mutual cooperation to achieve sales of RMB 200 million (approximately US$29.3 million) of Deer brand (德尔) products in Suning’s approximately 885 stores across China in 2010. The Company and Suning will also jointly provide marketing and branding support in 2010.

Intellectual Property

Patent Rights

We and our subsidiaries have historically licensed the right to use patents from various parties, including from our Chairman, Mr. Ying He, his brother, Mr. Famin He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. In December 2008, we entered into transfer agreements that intended to transfer the ownership of patents and trademarks used by the Company from its Chairman, Mr. Ying He, his brother, Mr. Famin He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd., to Winder. Winder has entered into a supplemental agreement to these transfer agreements to clarify that a license of the use of the patents and trademarks to Winder has and will continue on a perpetual, exclusive, world-wide and royalty-free basis which may not be cancelled by the licensor or grantor until the registration of the ownership transfers of the patents and trademarks becomes effective.

Trademark Rights

All trademarks which we own or use are registered with the China Trademark office under the State Administration for Industry & Commerce of the PRC as shown below:

No.	Certificate No.	Brand Name	Registration Date	Valid Until
1	No3133609	Kyowa	08/21/2003	08/20/2013
2	No1977092	Deer	04/21/2003	04/20/2013
3	No3215570	D&R	02/14/2004	02/13/2014
4	No4390572	Blendermate	06/14/2007	06/13/2017
5	No4446484	K-tec	10/14/2007	10/13/2017
6	No4446483	Blendtec	11/14/2007	11/13/2017
7	No3133608	NOWAKE	08/21/2003	08/20/2013

Copyrights

No.	Certificate No.	Works’s Name	Author	Registration Date
1	2007-F-08022	Wan Zhong Yi Xin（万众一心 )	Ying He	07/30/2007

Research and Development

To maintain our competitive edge, we consistently invest in research and development to keep pace with new technologies and improve efficiencies in design and cost. We have a team of 47 research and development and technical employees that continuously improve our products and enable us to compete with our rivals. In 2008 and 2009, we spent $585,000 and $602,550, respectively, on research and development. While we have no formal written alliances, we work with several household electric associations who consult for us intermittently.

Governmental and Environmental Regulation

Our products have obtained the requisite safety approvals to sell in export markets allowing us to label products with the marks of ETL (European Union) GS (Germany), UL/CUL (North America) and CB (International) as well as obtaining the necessary certifications to sell in the domestic market. Domestic licenses, which we have obtained, are required for both the production and sale of goods.

The business and company registrations are in compliance in all material respects with the laws and regulations of the municipal and provincial authorities of GuangDong Province and China.

Competition

Export Market

In the export market, we compete against other ODM and OEM manufacturers which are mostly located in China. More recently, we have experienced increased competition from other ODM and OEM manufacturers operating in regions with low labor costs such as Eastern Europe and other Southeast Asian countries. In order to compete effectively we employ the following practices:

•
ODM capabilities—It is less efficient for customers with multiple product lines to maintain in-house research and design capabilities for kitchen appliances. As an ODM, we maintain an engineering staff that researches and designs products to meet the stylistic and functional needs of our customers. Our ODM capabilities are highly valued by our customers;

•	Experience—We design quality and stylish products on a timely basis. We believe our experience and proven performance provide a competitive edge over other manufacturers;

•
Vertical Integration—We produce almost all of the components in-house thus allowing us to capture the profit margin and taxes that we would pay to a supplier if the components were sourced externally. Through vertical integration, we also achieve greater product standardization and we are better able to manage our supply chain; and

•
Customer Service—Our sales managers maintain close contact with customers to be responsive to any special modifications or product needs to best fit their respective markets. In addition, our sales directors often travel to meet with customers during the year.

China Domestic Market

In the China domestic market we face competition from premium-priced foreign brands as well as from other Chinese appliance manufacturers. These include companies such as Midea, Hisense, Galanz, Supor, Elec-Tech and Tsann Kuen (Taiwan), which offer products that are priced comparably with our products.

•
Reputation as a High-Quality Producer—Many Chinese consumers desire appliances that are safe, stylish and priced reasonably. We are known for our extensive ODM production for global consumer product goods companies and Chinese consumers associate the Deer brand (德尔) with the same safety and style as these foreign brands at a better price.

•	Varied Product Menu—We offer products with varying size, functionality, price points and applications to reach a broad customer base.

•
Experience—Deer has extensive experience designing and manufacturing blender and juicer products. Many of the domestic brands outsource the design and manufacturing to small domestic factories with limited experience in designing and manufacturing blender and juicer products.

•
Limitation of Foreign Brands—Many foreign brands with design capabilities typically retail at significantly higher prices than Deer’s products. On the other hand, foreign brands without design capabilities do not own the rights to the designs and hence cannot sell their products in China.

Seasonality

Deer typically experiences stronger third and fourth calendar quarters due to seasonality generally caused by national holidays. In addition, customer demand for blender and juicer products are also influenced by the weather.

Employees

At year ended December 31, 2009, the Company had approximately 1,900 employees consisting of part-time and full-time employees.

We believe we maintain strong ties with our employees and retention has been stable. Employee contracts adhere to both State and Provincial employment regulations and all social security regulations. The Company does not have collective bargaining agreements with its employees.

We enter into standard labor contracts as required by the PRC government.

Salary Policy

Generally, Deer employees’ salaries are classified into five categories: hourly, piecework, length of service, overtime including holiday pay, and awards. Awards include production awards, marketing awards and annual bonuses.

2009 Equity Incentive Plan

On November 6, 2009, the Company’s stockholders approved the 2009 Equity Incentive Plan authorizing the issuance of up to 500,000 shares of our common stock. The Company can grant awards under the Plan to employees, officers, and directors of Deer under the guidelines set forth in the Plan.

On December 22, 2009, the Company granted options to purchase an aggregate of 80,000 shares of common stock to Walter Zhao, President of the Company, under the 2009 Equity Incentive Plan, with options to purchase 40,000 shares vesting immediately on the grant date and options to purchase the remaining 40,000 shares vesting on December 31, 2010. The grant of the options became effective upon the execution of a Stock Option Agreement between Mr. Zhao and the Company on December 22, 2009 and may be exercised at the price of $10.96 per share, which was the closing price of the Company's common stock on the NASDAQ Global Market on December 21, 2009. The options are exercisable for five years from the date of grant.

On December 22, 2009, the Company granted options to purchase an aggregate of 50,000 shares of common stock to Arnold Staloff, director of the Company, under the 2009 Equity Incentive Plan, with options to purchase 16,666 shares vesting immediately and the remainder to vest in increments of 16,667 shares on each subsequent annual anniversary of the grant date. The grant of the options became effective upon the execution of a Stock Option Agreement between Mr. Staloff and the Company on December 22, 2009 and may be exercised at the price of $10.96 per share, which was the closing price of the Company's common stock on the NASDAQ Global Market on December 21, 2009. The options are exercisable for five years from the date of grant.

Benefits

Deer provides its employees with all social insurance required by state and local laws, living quarters, transportation for employees Monday through Friday to and from nearby suburbs, and accidental injury insurance.

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

Item 1A.  Risk Factors.

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

Risks Related to Our Business

Raw materials price fluctuations.

The Company’s largest raw materials purchases consist of plastics (AS, PP, ABS which are derived from petroleum), stainless steel and copper. As such, fluctuations in the price of oil, steel and copper on the international market will have an impact on the Company’s operating costs and related profits.

International oil prices reached new highs in our third quarter but fell sharply in the fourth quarter of 2008. Oil prices have increased in the second and third quarter of 2009. The price of most plastics moves in relation to oil prices and all electrical appliance manufacturers are affected by cost increases and benefit from decreases. Management believes that any significant long-term increases or decreases in the price of petroleum will be passed onto users in the form of higher or lower manufacturer prices. However, short-term volatility in petroleum and plastics prices can either result in short term increases or decreases in manufacturing costs.

The Company does not engage in hedging transactions to protect against raw material fluctuations, but attempts to mitigate the short-term risks of price swings by purchasing raw materials in advance.

Economic slowdown in US & European markets.

Historically, the majority of the Company’s sales are made as exports overseas with approximately 52% of our total sales made in North American and European markets in 2008 and 41% of our total sales made in North American and European markets in 2009. As such, any weakening economic conditions, including those which reduce consumer demand for our products in these markets, could reduce demand for our products and negatively impact the Company’s operating results. In order to reduce such risk the Company has:

•	initiated a flexible pricing strategy with international customers; and

•	undertaken expansion into the domestic market of China.

Fluctuation in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our revenue may be denominated. Because a majority of the Company’s sales are currently made in the export market, and all of our earnings and cash assets are denominated in Renminbi, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business, financial condition or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we may issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the Chinese authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

We currently do not engage in Forward Foreign Exchange Agreement or other hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. Hedging transactions which we may enter into in the future may have limited effectiveness, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Loss of or failure to renew any or all of its licenses and permits.

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

We may experience material disruptions to our manufacturing operations.

While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	prolonged power failures;

•	equipment failures;

•	disruptions in the transportation infrastructure including roads, bridges, railroad tracks; and

•	fires, floods, earthquakes, acts of war, or other catastrophes.

We cannot be assured of the success of the China Domestic Market Development and Brand Campaign.

The Company initiated its own branding campaign in the China domestic market in the first quarter of 2008. While prospects for the domestic market are encouraging, there exists uncertainty as to the Company’s ability to build a strong market presence. The China domestic market began to emerge in the 1990s and established brand leaders with greater experience, market share, and customer loyalty already exist, such as Midea, Tsann Kuen, Supor, and Vatti. Thus, the ability of the Company to gain meaningful market share is uncertain.

We derive a substantial part of our revenues from several major customers.  If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected.

Our ten largest customers accounted for approximately 51% and 50% of our revenues for the year ended December 31, 2008 and for the year ended December 31, 2009, respectively, and our five largest customers accounted for approximately 37% and 35% of our revenues for the year ended December 31, 2008 and for the year ended December 31, 2009, respectively. Our largest customer accounted for approximately 19% and 15% of our revenues in the year ended December 31, 2008 and for the year ended December 31, 2009, respectively. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected.

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

The technology used in our products may not satisfy the changing needs of our customers.

With any technology, including the technology of our current and proposed products, there are risks that the technology may not successfully address all of our customers’ needs. Moreover, our customers’ needs may change or vary. This may affect the ability of our present or proposed products to address all of our customers’ ultimate technology needs in an economically feasible manner, which could have a material adverse affect on our business.

We may not be able to keep pace with rapid technological changes and competition in our industry.

While we believe that we have hired or engaged personnel and outside consultants who have the experience and ability necessary to keep pace with advances in technology, and while we continue to seek out and develop “next generation” technology through our research and development efforts, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. In addition, our industry is highly competitive. We face competition from other manufacturers of products similar to our products, often from competitors with substantially more capital and other resources. Some of our competitors’ advantages over us in both the areas of products, marketing, and services include the following:

•	substantially greater revenues and financial resources;

•	stronger brand names and consumer recognition;

•	the capacity to leverage marketing expenditures across a broader portfolio of products;

•	pre-existing relationships with potential customers;

•	more resources to make acquisitions;

•	lower labor and development costs; and

•	broader geographic presence.

We will face different market dynamics and competition as we expand our market to new countries. In some export markets, our future competitors would have greater brand recognition and broader distribution than we currently enjoy. We may not be as successful as our competitors in generating revenues in those markets due to our inability to provide products that are attractive to the market in those countries, the lack of recognition of our brand, and other factors. As a result, any new expansion efforts could be more costly and less profitable than our efforts in our existing markets.

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

Our profitability depends in part upon the margin between the cost to us of certain raw materials used in the manufacturing process, as well as our fabrication costs associated with converting such raw materials into assembled products, compared to the selling price of our products, and the overall supply of raw materials. It is our intention to base the selling prices of our products in part upon the associated raw materials costs to us. However, we may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of the raw materials through to our customers. Although we are currently able to obtain adequate supplies of raw materials, it is impossible to predict future availability or pricing. The inability to offset price increases of raw material by sufficient product price increases, and our inability to obtain raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Despite testing by us, defects may be found in existing or new products. Any such defects could cause us to incur significant return and exchange costs, re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver defective products, our credibility and the market acceptance and sales of our products could be harmed.

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

Our inability to successfully manage the inherent risks in our domestic and export activities could adversely affect our business. Because of the risks associated with conducting such operations (including the risks listed above), there can be no assurances that any new market expansion will be successful.

Winder may only have a perpetual, exclusive, worldwide and royalty-free license to use the patents and trademarks used in its business.

We and our subsidiaries have historically licensed the right to use patents and trademarks from various parties, including from our Chairman, Mr. Ying He, his brother, Mr. Famin He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. In December 2008, we entered into transfer agreements that intended to transfer patents and trademarks used by the Company from its Chairman, Mr. Ying He, his brother, Mr. Famin He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd., to Winder. Any transfer of the ownership of such patents and trademarks requires that the transfer agreements be registered with the State Intellectual Property Office of the PRC and the China Trademark Office under the State Administration of Industry and Commerce of the PRC, respectively. In the absence of such registration, the transfers would be ineffective under PRC law. To clarify the transfer and safeguard our right to use these patents and trademarks, Winder has entered into a supplemental agreement to such transfer agreements whereby Mr. Ying He, Mr. Famin He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. clarify that a transfer of ownership was intended and their license of the use of the patents and trademarks to Winder has and will continue on a perpetual, exclusive, world-wide and royalty-free basis which may not be cancelled by the licensor or grantor until such time as the ownership of such patents and trademarks are effectively transferred to Winder. If any of the licensors unilaterally terminates or repudiates the supplemental agreements, the Company’s business may be adversely affected as Winder may have to litigate or arbitrate to retain such license rights.

We face risks associated with managing international operations.

Almost all of our operations are conducted in China.  There are a number of risks inherent in doing business in such market, including the following:

•	unfavorable political or economical factors;

•	fluctuations in foreign currency exchange rates;

•	potentially adverse tax consequences;

•	unexpected legal or regulatory changes;

•	lack of sufficient protection for intellectual property rights;

•	difficulties in recruiting and retaining personnel, and managing international operations; and

•	less developed infrastructure

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

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties both domestically and abroad. Despite our efforts, any of the following occurrences may reduce the value of our owned and used intellectual property:

▪	issued patents and trademarks which we own or have the right to use may not provide us with any competitive advantages;

▪	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology or that of those from whom we license our rights to use;

▪	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop; or

▪
another party may obtain a blocking patent and we or our licensors would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

Effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.  If we are unable to adequately protect our proprietary rights, then it would have a negative impact on our operations.

We or the owners of the intellectual property rights licensed to us may be subject to claims that we or such licensors have infringed the proprietary rights of others, which could require us and our licensors to obtain a license or change designs.

Although we do not believe that any of our products infringe upon the proprietary rights of others, there is no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or those from whom we have licenses or that any such assertions or prosecutions will not have a material adverse affect on our business. Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us or those from whom we have licenses, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In our rapidly changing industry, capital requirements are difficult to plan for. Although we currently expect to have sufficient funding for the next 12 months, we may need additional capital to fund our future growth.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

▪	Investors’ perceptions of, and demand for, companies in our industry;

▪	Investors’ perceptions of, and demand for, companies operating in China;

▪	Conditions of the U.S. and other capital markets in which we may seek to raise funds;

▪	Our future results of operations, financial condition and cash flows;

▪	Governmental regulation of foreign investment in companies in particular countries;

▪	Economic, political and other conditions in the United States, China, and other countries; and

▪	Governmental policies relating to foreign currency borrowings.

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

If we lose our key personnel, or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely impacted.

We rely heavily on the expertise, experience and continued services of our senior management, including our Chief Executive Officer. Loss of his services could adversely impact our ability to achieve our business objectives. We believe our future success will depend upon our ability to retain key employees and our ability to attract and retain other skilled personnel. The rapid growth of the economy in China has caused intense competition for qualified personnel. We cannot guarantee that any employee will remain employed by us for any definite period of time or that we will be able to attract, train or retain qualified personnel in the future. Such loss of personnel could have a material adverse effect on our business and company. Moreover, qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. We need to employ additional personnel to expand our business. There is no assurance that we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business. We have entered into standard China domestic labor contracts with Mr. Ying He and Mr. Zongshu Nie, which do not contain provisions prohibiting competition by either Mr. He or Mr. Nie following their employment with us. Mr. He’s labor contract expires March 2, 2013 and Mr. Nie’s labor contract expires April 30, 2012.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules promulgated by the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or prevent all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We are a holding company that depends on cash flow from our wholly-owned subsidiary to meet our obligations.

After the Share Exchange, we became a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations will be conducted by our wholly-owned subsidiary Winder, which is responsible for research, production and delivery of goods and Delta, which has transferred all of its material former operations to Winder.

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

The markets we serve are subject to seasonality and cyclical demand, which could harm our business and make it difficult to project long-term performance.

Demand for our products depends in large part upon the level of capital and maintenance expenditures of our customers and the end users. These expenditures have historically been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by our customers could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. To date, the Company has not been adversely affected by these trends and, given the current demand visibility, we do not currently foresee weakening in the demand for our products in the next year. However, the historically cyclical nature of the demand for our products limits our ability to make accurate long-term predictions about our performance. Changing world economic and political conditions may also reduce the willingness of our customers and prospective customers to purchase our products and services. The seasonality of our business results in significant operational challenges to our production and inventory control functions.

Risks Related to Our Business being Conducted in China

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

Our business is conducted in China. Doing business outside the United States, particularly in China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the possibility of reduced revenues.

China’s economic policies could affect our business.

Substantially all of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

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

We maintain our cash with various national banks located in China. Our cash accounts are not insured or otherwise protected. Should any bank holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank.

We have limited business insurance coverage and may incur losses due to business interruptions resulting from natural and man-made disasters, and our insurance may not be adequate to cover liabilities resulting from accidents or injuries that may occur.

The insurance industry in China is still in an early stage of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States. We currently carry property and casualty insurance for our buildings, plant and equipment but cannot assure you that the coverage will be adequate to fully replace damage to any of the foregoing. Should any natural catastrophes such as earthquakes, floods, or any acts of terrorism occur where our primary operations are located and most of our employees are based, or elsewhere, we might suffer not only significant property damage, but also loss of revenues due to interruptions in our business operations. The occurrence of a significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability.

The Chinese tax system is in a state of flux, and it is anticipated that China’s tax regime will be altered in the coming years. Tax benefits that we presently enjoy may not be available to us in the wake of these changes, and we could incur tax obligations to the Chinese government that are significantly higher than currently anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Certain tax treatment that we presently enjoy in China is scheduled to expire over the next several years.

As a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions. A special tax rate of 15% is given to us for our efforts to automate production at our factory. The tax authority and government entities examine productivity per employee and other operating metrics to determine our eligibility for special tax treatment. Our current tax treatment will last until December 31, 2010. Prior to expiration, these government entities will re-assess our efforts in automating production and determine future eligibilities for special tax treatment. We would pay the common 25% income tax instead of the special 15% income tax rate if the special tax treatment is not renewed. Winder is one of the largest employers in Yang Jiang and we believe that the local taxing authorities would be favorably inclined to continue our favorable tax treatment.

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

The manufacture and sale of our products in China is regulated by The People’s Republic of China and the local provincial governments. Although our licenses and regulatory filings are up to date, the uncertain legal environment in China and our industry may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us.

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

PRC regulations relating to mergers, offshore companies and Chinese stockholders, if applied to us, may limit our ability to operate our business as we see fit.

PRC regulations govern the process by which we may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, these regulations require involved parties to make a series of applications and supplemental applications to various government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to PRC regulations, our ability to engage in business combination transactions in China through our Chinese subsidiaries has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate transactions that are acceptable to us or sufficiently protective of our interests.

The acquisition by Deer International Group Ltd. (“Deer International”) of Winder in 2008 may require further approval.

On April 1, 2008, Deer International acquired 100% of the equity interest in Winder from 50HZ Electric Limited. The transaction was approved by the Economic Development Bureau of Yangjiang High-tech Industry Development Zone (the “Yangjiang Hi-Tech Zone”). Approval from a PRC government agency with higher authority may be required.

Furthermore, the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors jointly issued on August 8, 2006 (the “New M&A Rule”) by six PRC regulatory agencies, including the Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, China Securities Regulatory Commission (“CSRC”) and the State Administration of Foreign Exchange (“SAFE”), has a particular provision which requires that MOFCOM’s approval is required if a PRC domestic non-foreign-invested enterprise or natural person acquires its/his affiliated Chinese company in the name of an offshore enterprise established or controlled by it or him. At the time of such acquisition, Deer International was an offshore enterprise controlled by some of our shareholders who are PRC residents. These same shareholders at the same time owned or controlled 50HZ Electric Limited, which made Winder an affiliated Chinese company of such shareholders. According to the New M&A Rule, this transaction might require the approval of MOFCOM. As the interpretation and implementation of the New M&A Rule are unclear, if the approval of MOFCOM is required, the approval that 50HZ Electric Limited has obtained from the Yangjiang Hi-Tech Zone may be deemed incomplete and the transferee, namely Deer International, may need to obtain further approval from MOFCOM.

The acquisition by Deer International of Winder in 2008 may face PRC tax authority challenges and be subject to transfer pricing adjustment.

The acquisition of 100% of Winder’s equity interests by Deer International on April 1, 2008 was free of any considerations and conditions. Under applicable PRC tax rules, any transaction between related parties shall be priced on an arm’s length basis. The tax authority has the right to investigate any related party transaction and to make adjustment if it finds the price not on an arm’s length basis. The PRC tax authority would make adjustment by applying a deemed arm’s length price to the transaction. Given that 50HZ Electric Limited and Deer International had certain related parties, there is a possibility that the consideration-free transfer may be challenged and investigated by the PRC tax authority. If the deemed arm’s length price determined by the PRC tax authority during such investigation is higher than the original cost that 50HZ Electric Limited paid to get 100% equity interest of Winder, such excess amount would be subject to a 10% PRC income tax. Although we believe 50HZ Electric Limited shall be responsible for the possible PRC income tax, we understand that it is common practice for PRC tax authority to enforce the tax collection over the entity at issue, which in this case would be Winder, and we may be required to pay the possible PRC income tax on behalf of 50HZ Electric Limited.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that its approval is required in connection with the Company’s public offerings, the Company may become subject to penalties.

The New M&A Rule, among other things, has certain provisions that require offshore special purpose vehicles, or SPVs, formed or controlled for the purpose of overseas listing of interests of PRC domestic non-foreign-invested companies controlled by PRC domestic non-foreign invested companies or individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. The Company believes, based on the opinion of its PRC legal counsel, the GuangDong Tuo Jin Law Firm, that while the CSRC generally has jurisdiction over overseas listings of companies like us, CSRC’s approval is not required for the offerings of the Company’s securities because its current corporate structure was established before the new regulation became effective. However, there remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that its approval is required for the Company’s public offerings, the Company may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on the Company’s operations in the PRC, limit its operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering or other of the Company’s offerings into the PRC, restrict or prohibit payment or remittance of dividends by the Company’s PRC subsidiaries to it or take other actions that could have a material adverse effect on the Company’s business, financial condition, results of operations, reputation and prospects, as well as the trading price of the Company’s ordinary shares.

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for China resident shareholders owning shares in offshore companies as well as registration requirements of employee stock ownership plans or share option plans may subject the Company’s China resident shareholders to personal liability and limit its ability to acquire Chinese companies or to inject capital into its operating subsidiaries in China, limit its subsidiaries’ ability to distribute profits to the Company, or otherwise materially and adversely affect the Company.

The State Administration of Foreign Exchange (“SAFE”) issued a public notice in October 2005 (“Circular 75”) requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident who is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. To further clarify the implementation of Circular 75, the SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. The Company’s PRC resident beneficial owners, including our Chairman, have not registered with the local SAFE branch as required under SAFE regulations. The failure or inability of these PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or the Company to fines, legal sanctions and restrictions described above.

On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. Any failure to comply with the relevant registration procedures may affect the effectiveness of the Company’s employee stock ownership plans or share option plans and subject the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under PRC foreign exchange regime.

These penalties may subject the Company to fines and legal sanctions, prevent the Company from being able to make distributions or pay dividends, as a result of which the Company’s business operations and its ability to distribute profits could be materially and adversely affected.

The Company’s PRC Subsidiaries have taken the position that they do not have to contribute to a statutory housing fund for its employees and if that position turns out to be wrong, they may face penalties imposed by the PRC government.

PRC laws require that employers contribute to a statutory housing fund for all their employees that hold urban resident status and that employees contribute equal amounts to the same housing fund. Failure to do so may trigger penalties imposed by the competent government authorities in addition to making up the deficiencies within a time limit prescribed by the PRC government. The Company’s PRC Subsidiaries believe they do not have to pay statutory housing fund for their employees because of their exempt status. However, if that belief turns out to be wrong, they may face penalties imposed by the PRC government for their noncompliance.

The Company’s PRC Subsidiaries may be exposed to penalties by the PRC government due to noncompliance with taxation, land use and construction administration, environmental and employment rules.

While the Company believes its PRC Subsidiaries have been in compliance with PRC taxation, land use and construction administration, environmental and employment rules during their operations in China, the Company has not obtained letters from the competent PRC government authorities confirming such compliance, except a letter from the relevant environmental authority confirming Winder’s compliance in discharge of wastes in the recent two years. If any competent PRC government authority takes the position that there is noncompliance with the taxation, land use and construction administration, environmental or employment rules by any of the Company’s PRC Subsidiaries, they may be exposed to penalties by such PRC government authority, in which case the operation of the Company’s PRC Subsidiaries in question may be adversely affected.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act (the “FCPA”), which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

We operate in the PRC through our Wholly Foreign Owned Enterprise (“WFOE”) status initially approved by the local office of the PRC Ministry of Commerce (“MOFCOM’s Local Counterpart”). However, we cannot warrant that such approval procedures have been completely satisfied due to a number of reasons, including changes in laws and government interpretations. If we lose our WFOE status for any reason, our business in China may be negatively impacted.

Our operating entities in the PRC have received initial approval from MOFCOM’s Local Counterpart as WFOEs and there may be conditions subsequent to complete and maintain such status. We believe we have satisfied the approval procedures of MOFCOM’s Local Counterpart for having obtained such status. However, the approval procedures of MOFCOM’s Local Counterpart or interpretations of its approval procedures may be different from our understanding or may change. As a result, if we lose our WFOE status for any reason, there may be a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

Risks Related to Our Securities

The market price for our common stock has been and may be volatile.

The trading price of our common stock has and may continue to fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but not limited to, our quarterly operating results or the operating results of other companies in our industry, announcements by us or our competitors of acquisitions, new products, product improvements, commercial relationships, intellectual property, legal, regulatory or other business developments and changes in financial estimates or recommendations by stock market analysts regarding us or our competitors. In addition, the stock market in general, and the market for companies based in China in particular, has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated or disproportionate to their operating performance. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

Our quarterly results may be volatile.

Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Many factors, including the risk factors incorporated by reference herein, could cause our revenues and operating results to vary significantly in the future. Many of these factors are outside of our control. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance. If our results of operations in any quarter do not meet analysts’ expectations, our stock price could materially decrease.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. If our significant stockholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could significantly decline. Moreover, the perception in the public market that stockholders might sell shares of our stock could depress the market for our shares. If our stockholders who received shares of our common stock issued in the Share Exchange sell substantial amounts of our common stock in the public market upon the effectiveness of a registration statement, or upon the expiration of any holding period under Rule 144, such sales could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for our Company to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock issued in the Share Exchange will be freely tradable upon the earlier of (i) effectiveness of a registration statement covering such shares; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act and the sale of such shares could have a negative impact on the price of our common stock.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. There were approximately 42,368,252 authorized and unissued shares of our common stock that have not been reserved and are available for future issuance as of March 1, 2010. Although we have no commitments as of this date to issue our securities in connection with an acquisition, we may issue a substantial number of additional shares of our common stock, to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

▪	may significantly reduce the equity interest of our existing stockholders; and

▪	may adversely affect prevailing market prices for our common stock.

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

China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of China. In addition, under current Chinese law, we must retain a reserve equal to 10% of net income after taxes, not to exceed 50% of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

Our principal stockholder has the ability to exert significant control in matters requiring a stockholder vote and could delay, deter or prevent a change of control in our company.

As of December 31, 2009, Mr. Ying He, our Chairman, Chief Executive Officer and President and our largest stockholder, beneficially owned approximately 22.2% of our outstanding shares. Mr. Ying He possesses significant influence over us, giving him the ability, among other things, to effectively control the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Ying He, we could be prevented from entering into potentially beneficial transactions if they conflict with our major stockholder’s interests. The interests of this stockholder may differ from the interests of our other stockholders.

We have provisions in our articles of incorporation and bylaws that substantially eliminate the personal liability of members of our board of directors and our officers for violations of their fiduciary duty of care as a director or officer and that allow us to indemnify our officers and directors. This could make it very difficult for you to bring any legal actions against our directors or officers for such violations or could require us to pay any amounts incurred by our directors or officers in any such actions.

Pursuant to our articles of incorporation, members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances. This means that you may be unable to prevail in a legal action against our directors or officers even if you believe they have breached their fiduciary duty of care. In addition, our bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Description of Property

Deer has signed 50-year lease agreements for the properties in Yangjiang on which their manufacturing, office, and employee dorms are located. The properties and associated structures are as shown in the tables below:

Land usage rights

Certificate No.	Issuance Authority	Location	Measurement (m2)	Designated Use	Valid Until
(2005) No1400008	Yangjiang government	Road 5, District 3, Zhan Gang Science & Technology Park, Yangjiang High&New Technological Development Zone	31216.95	Industrial	07/22/2050
(2002) No11325	Yangjiang government	No.1, District 3, Zhan Gang Science & Technology Park, Yangjiang High&New Technological Development Zone	33728	Industrial	12/06/2052
(2004) No100	Yangjiang government	Room 501, Block A, Bi Tao Garden, Zhapo Town, Yangjiang City	185.83	Commercial Housing	09/30/2062

Buildings

Certificate No.	Issuance Authority	Location	Measurement (m²)	Designated Use	Valid Until
C 2329137	Yangjiang government	No.1, District 3, Zhan Gang Science & Technology Park,Yangjiang High&New Technological Development Zone.	15030	Industrial	12/06/2052
C 1871973	Yangjiang government	Room 501, Block A, Bi Tao Garden, Zhapo Town, Yangjiang City.	92.44	Housing	09/30/2062
C 1871974	Yangjiang government	Room 501, Block A, Bi Tao Garden, Zhapo Town, Yangjiang City	92.44	Housing	09/30/2062

We believe that our facilities are adequate for our current operations for fiscal 2010.

Item 3.  Legal Proceedings.

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

PART II

Item 4.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On May 16, 2007, our common stock became eligible for quotation on the OTCBB under the symbol “TGEV.” No trades of our common stock occurred through the facilities of the OTC Bulletin Board until September 9, 2008. Our common stock became eligible for quotation on the OTC Bulletin Board on September 5, 2008 under the symbol “DCPI” and, as of April 23, 2009, began trading under the symbol “DCPD.” Our common stock began listing on the NASDAQ Stock Market on July 17, 2009 under the symbol “DEER” and upgraded its listing to the NASDAQ Global Market on October 22, 2009. The following table sets forth the range of the high and low sales prices of our common stock for each quarter (or portion thereof) beginning on September 5, 2008 and ending on December 31, 2009 as reported by the OTC Bulletin Board for the period beginning on September 5, 2008 to July 16, 2009 and as reported on the NASDAQ Stock Market from July 17, 2009 to October 21, 2009 and on the NASDAQ Global Market thereafter.

	High	Low
Third Quarter 2008 (September 5, 2008–September 30, 2008)	$4.60	$0.31
Fourth Quarter 2008 (through December 31, 2008)	$4.60	$0.46
First Quarter 2009 (through March 31, 2009)	$2.30	$0.46
Second Quarter 2009 (through June 30, 2009)	$4.30	$1.84
Third Quarter 2009 (through September 30, 2009)	$9.37	$3.90
Fourth Quarter 2009 (through December 31, 2009)	$18.97	$8.98

Holders of Record

As of March 1, 2010, there were approximately 26 stockholders of record of our common stock. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of stockholders and we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not paid and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Securities authorized for issuance under equity compensation plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under the Company’s existing equity compensation plans, as of December 31, 2009.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	130,000	(1)	$10.96	370,000
Equity compensation plans not approved by security holders	—		—	—
Total	130,000		$10.96	370,000

(1) Consists of grants made under the Company’s 2009 Equity Incentive Plan, which provides that an aggregate of 500,000 shares of our common stock are reserved for issuance under the plan.

Recent Sales of Unregistered Securities

Previously disclosed in filings with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during 2009.

Item 5.  Selected Financial Data.

Not applicable.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Annual Report we will refer to Deer Consumer Product, Inc. as "Deer," the "Company," "we," "us," and "our."

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On September 3, 2008, we entered into a share exchange agreement and plan of reorganization with Deer International Group Limited (“Deer International”), a company incorporated under the laws of British Virgin Islands (“BVI”) on December 3, 2007 and holder of 100% of the shares of Winder Electric Group Ltd. (“Winder”) since March 11, 2008.  Winder has a 100% owned subsidiary, Delta International Limited (“Delta”).  Winder and Delta were formed and incorporated in the Guangdong Province of the PRC on July 20, 2001 and February 23, 2006, respectively.

Pursuant to the share exchange agreement, we acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock in exchange for 15,695,706 shares of our common stock.

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

The exchange of shares with Deer International was recorded as a reverse acquisition under the purchase method of accounting because Deer International obtained control of our company. Accordingly, the merger of  Deer International into us was recorded as a recapitalization of Deer International, with Deer International being treated as the continuing entity. The historical financial statements presented are the consolidated financial statements of Deer International. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $0.

We are engaged in the manufacture, marketing, distribution and sale of small home and kitchen electric appliances (blenders, food processors, choppers, juicers, etc.).  The Company manufactures its products in YangJiang, China and has corporate functions in Nanshan, Shenzhen, China.

We operate through our two wholly-owned subsidiaries, Winder, which is a wholly-owned foreign enterprise (“WOFE”) and responsible for research, production and delivery of goods, and Delta, which has transferred all of its material former operations to Winder. We have traditionally acted as both an original equipment manufacturer (“OEM”) and original design manufacturer (“ODM”) for the export market.

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

Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Long-Lived Assets. We apply the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) (codified in FASB ASC Topic 360), which governs financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that to date there were no significant impairments of its long-lived assets.

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

Foreign Currency Transactions and Comprehensive Income. US GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet. Other comprehensive income in the statements of income and other comprehensive income includes translation gains recognized each period.

Currency Hedging.  We entered into a forward exchange agreement with the Bank of China, whereby we have agreed to sell US dollars to the Bank of China at certain rates. Since the contractual rate at which we sell US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, we have recognized foreign exchange gains. At December 31, 2009, we had no outstanding forward exchange contracts.

Recent Accounting Pronouncements

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this ASU on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on our consolidated financial statements.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008:

			$	%
	2009	2008	Change	Change
Revenue	$81,342,680	$43,784,935	$37,557,745	85.8
Cost of revenue	61,176,610	34,125,019	27,051,591	79.3
Gross profit	20,166,070	9,659,916	10,506,154	108.8
Selling, general and administrative expenses	5,936,408	5,421,580	514,828	9.5
Interest and financing costs, net	250,920	544,793	(293,873)	(53.9)
Other income	364,418	40,216	324,202	806.2
Foreign exchange gain	138,284	959,943	(821,659)	(85.6)
Income tax expense	2,112,382	1,302,045	810,337	62.2
Net income	12,369,062	3,356,784	9,012,278	268.5

Revenues

Our revenue for the year ended December 31, 2009 was $81,342,680 an increase of $37,557,745 or 85.8% from $43,784,935 for the year ended December 31, 2008. The increase in revenues was a result of us aggressively expanding our sales in the China domestic, and increasing our market shares in the U.S., South American, Middle Eastern and European markets. We increased our China domestic market sales from approximately $2.0 million in 2008 to approximately $14.3 million in 2009, a 599% increase in sales year over year. In 2009, we increased sales of our products to a prominent national electric appliance retail chain in China with roughly 900 stores. We also added retail locations in other channels such as regional electric appliance retailers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large Chinese banks, telecommunication firms, and postal offices. The results are on pace with management’s plan to capture the fast growth experienced in the domestic Chinese small appliance market.

Our sales in the U.S. were $22.2 million for 2009, a $7.3 million or 49% increase year over year; our sales in South America were $12.3 million for 2009, a $6.0 million or 96% increase year over year; our sales in the Middle East were $11.1 million for 2009, a $4.1 million or 60% increase year over year; and our sales in Europe were $11.5 million for 2009, a $3.6 million or 47 % increase year over year.  Increases in sales in the U.S., South America, Middle East and Europe were largely due to Deer gaining market share following the financial crisis.  We believe that many smaller suppliers with limited capital resources had gone out of business leading to further consolidation in the industry.  In addition, we noticed that buyers increasingly favored companies with strong financial strength, higher quality, sufficient plant capacity, and a track record of prompt delivery.  Buyers placed even greater emphasis on being able to source quality supplies without delays or interruptions.  We utilized this market opportunity to add new accounts and increase sales volume with our existing customers.

Cost of Revenue

Our cost of revenue for the year ended December 31, 2009 increased by $27,051,591 or 79.32% from $34,125,019 for the year ended December 31, 2008 to $61,176,610 for the year ended December 31, 2009.  The increased cost of revenue in 2009 was due to the increase in sales.

Gross Profit

Our gross margin for the year ended December 31, 2009 was 24.8% compared to 22.1% for the same period in 2008. The increase in gross margin for the year ended December 31, 2009 compared to the same period in 2008 was due to higher manufacturing efficiency as a result of higher revenue volume and increased sales in the China domestic market which has higher margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2009 increased by $514,828 or 9.5%, from $5,421,580 for the year ended December 31, 2008 to $5,936,408 for the year ended December 31, 2009.  Selling expenses for the year ended December 31, 2009 increased by 24.5% or $770,601 in comparison to the same period in 2008 due to the associated selling costs incurred to generate the significant increase in revenue.  General and administrative expenses for the year ended December 31, 2009 decreased by 7.2% or $185,773 in comparison to the same period in 2008.  Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.  We have scaled back and consolidated our operations thus reducing selling, general and administrative expenses to withstand the effect of the global financial crisis. Also, we have contracted out our Delta subsidiary beginning in 2009 whereby all Delta operations have been run through our Winder subsidiary. As a result of these cost-cutting efforts we have been able to reduce our operating expenses while at the same time increasing our growth in revenue.

Interest and Financing Costs (net)

Interest and financing costs, net for the year ended December 31, 2009 was $250,920 compared to $544,793 for the year ended December 31, 2008 a decrease of $293,873 or 53.9%. The change is principally due to lower interest expense due to lower borrowings in 2009 and higher interest income due to the excess cash invested in interest bearing accounts.

Other Income (Expense)

Other income for the year ended December 31, 2009 was $364,418, an increase of $324,202 or 806.2%, from $40,216 for the year ended December 31, 2008. The increase in other income is due to increases in grants received from the Chinese government for Deer’s high tech status and for hiring a large number of local workers.

Foreign Exchange (Gain)

Foreign exchange gain for the year ended December 31, 2009 was $138,284, a decrease of $821,659 or 85.6%, from $959,943 for the year ended December 31, 2008. The Company entered into a forward exchange agreement with the Bank of China, whereby the Company agreed to sell US dollars to the Bank of China at certain rates. Since the contractual rate at which the Company sells US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, the Company recognized foreign exchange gains. At December 31, 2009 the Company had no outstanding forward exchange contracts.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2009 was 15%, as opposed to 28% for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2009 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

On May 1, 2009, we completed a closing of a private placement offering of 1,040,000 Units at an offering price of $0.92 per Unit for aggregate gross proceeds of $956,800 to two non-US investors.  Each Unit consisted of one share of our common stock and a three-year warrant to purchase 15% of one share of common stock, or an aggregate of 156,000 shares of common stock, at an exercise price of $1.73 per share.  We also issued warrants to purchase 104,000 shares of common stock to the placement agents.

On May 20, 2009, we completed a closing of a private placement offering of 1,060,000 Units at an offering price of $0.92 per Unit for aggregate gross proceeds of $975,200 to two non-US investors.  Each Unit consisted of one share of our common stock and a three year warrant to purchase 15% of one share of common stock, or an aggregate of 159,000 shares of common stock, at an exercise price of $1.73 per share.  We also issued warrants to purchase 106,000 shares of common stock to the placement agents.

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

On December 17, 2009, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $11.00 per share for gross proceeds of $75,900,000.  We paid commissions and fees associated with this offering of $9,931,296.

Cash Flows

At December 31, 2009, we had $79,333,729 in cash and cash equivalents on hand.  Our principal demands for liquidity are to increase sales in China, adding capacity, inventory purchase, sales distribution, and general corporate purposes.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.

Net cash flows provided by operating activities for the year ended December 31, 2009 was $384,221 compared to $3,037,566 for the year ended December 31, 2008. The cash flows from operating activities was principally attributed to the net income generated during the year ended December 31, 2009, an increase in current liabilities, offset by an increase in our accounts receivable, other receivables and inventories.

We used $4,110,610 in investing activities during the year ended December 31, 2009, principally for property and equipment and construction in process.

Cash provided from financing activities in the year ended December 31, 2009 was $80,233,859, which included proceeds from a notes payable and sale of shares of common stock, offset by payment on short-term loans.

Assets

As of December 31, 2009, our accounts receivable increased by $8,510,316 compared with the balance as of December 31, 2008. The increase in accounts receivable on year ended December 31, 2009 was due primarily to increased sales. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Inventories increased by $10,380,431 from the balance at December 31, 2008 due to the need to increase our inventory levels to keep up with the increase in sales.

Liabilities

Our accounts payable increased by $4,087,022 during the year ended December 31, 2009 compared with the balance as of December 31, 2008. Other payables increased by $300,828 and accrued payroll increased by $980,381 for the same period. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) decreased by $1,586,205, tax and welfare payable decreased by $670,681 and short-term loans decreased by $3,552,841 over the same period. Notes payable increased by $3,057,563, due to the receipt of proceeds from new loans entered into during the year ended December 31, 2009.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through offerings of our securities, if and when the Company determines such offerings are required.

We maintain export insurance that covers losses arising from customers’ rejection of our products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

The majority of our revenues were denominated in USD and expenses were denominated primarily in RMB, the currency of the PRC. As we increase our sales in China, we expect a significant component of our revenue to be denominated in RMB.

There is no assurance that exchange rates between the RMB and the USD will remain stable. We currently do not engage in currency hedging. Inflation has not had a material impact on our business.

Item 6A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 7.  Financial Statements and Supplementary Data.

The financial statements, together with the report thereon, of Deer Consumer Products, Inc. appear in a separate section of this report beginning on page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

▪
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company carried out an evaluation of the effectiveness, as of December 31, 2009, of the design and operation of its internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of the Company’s CEO and CFO. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control—Integrated Framework.” Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2009.

This Annual Report on Form 10-K does not, nor is required to, include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

Submission of Matters to a Vote of Security Holders

At the Company’s 2009 Annual Meeting of Stockholders held on November 6, 2009, the following actions were taken:

The following directors were elected to serve until the 2010 Annual Meeting of Stockholders and until their successors are elected and qualified:

Name	Votes For	Votes Withheld	Votes Abstained
Mr. Ying He	8,632,567	0	0
Mr. Zongshu Nie	8,482,811	149,756	0
Mr. Edward Hua	8,632,567	0	0
Mr. Arnold Staloff	8,631,996	571	0
Mr. Qi Hua Xu	8,632,567	0	0

Proposal 2 to ratify the selection of Goldman Parks Kurland Mohidin, LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year was approved by stockholders with 8,632,995 shares voting in favor of the proposal and 471 shares abstaining.

Proposal 3 to approve the Company’s 2009 Equity Incentive Plan was approved by stockholders with 7,949,552 shares voting in favor of the proposal, 233,706 shares voting against the proposal and 5,500 shares abstaining.

Stockholder Proposals

Our 2010 Annual Meeting of Stockholders will be held on May 28, 2010 (China time) at our corporate offices, Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China commencing at 10:00 a.m. (China time). Stockholder proposals must be received by our Corporate Secretary no later than April 9, 2010 (China time) in order to be included in our proxy statement. Our determination of whether we will oppose inclusion of any proposal in our proxy statement and proxy will be made on a case-by-case basis in accordance with our judgment and the rules and regulations promulgated by the SEC. In addition, if a stockholder wishes to present a proposal at the 2010 Annual Meeting that will not be included in our proxy statement and the Company is not notified prior to April 9, 2010 (China time), then the proxies solicited by our management for the 2010 Annual Meeting will include discretionary authority to vote on the proposal in the event that it is properly brought before the meeting.

PART III

Item 9.  Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, and their ages, positions and biographical information, as of February 22, 2010, are as follows:

Name	Position	Age
Mr. Ying He	Chairman & Chief Executive Officer	41
Mr. Zongshu Nie	Chief Financial Officer & Director	31
Mr. Edward Hua	Director	56
Mr. Arnold Staloff	Director	65
Mr. Qi Hua Xu	Director	47
Mr. Walter Zhao	President	46
Mr. Man Wai James Chiu	Head of Asia Pacific	48
Mrs. Yongmei Wang	Corporate Secretary	34

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. Our directors hold office for one-year terms or until their successors have been elected and qualified. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel.

Mr. Ying He, Chairman and Chief Executive Officer
Mr. He was appointed as our Chairman, Chief Executive Officer and President on September 3, 2008 and, as of September 28, 2009, serves exclusively as Chairman and Chief Executive Officer. Mr. He was one of the original founders of Winder Electric Group Ltd. (“Winder”) in 2001, which is now a wholly owned subsidiary of the Company. From June 2006, Mr. He served as the Director of Winder. From July 2001 to August 2006, Mr. He served as the Chairman of Winder. Prior to that time from August 1999 to June 2001, Mr. He worked independently to establish the initial business plan for Winder, including arrangements with future customers, suppliers, vendors, and site determination. Prior to that time, from March 1996 to July 1999, Mr. He served as Chief Executive Officer of Dongguan Xin Dao Mould. From March 1993 to December 1995, Mr. He served as the Senior Manager of Hong Kong Dongjiang Group, Inc. Mr. He obtained his MBA degree from Zhongshan University in 2005. On September 28, 2009, Mr. He voluntarily resigned as President of the Company.

Mr. Zongshu Nie, Chief Financial Officer and Director
Mr. Nie was appointed as our Chief Financial Officer on August 20, 2009. Mr. Nie has been a director of the Company since April 29, 2009. From May 2008 to the present time, Mr. Nie has been the Financial Controller of the Company. From 1998 to May 2008, Mr. Nie was the Chief Financial Officer at Xian Tai Plastics Co., Ltd, a manufacturer and exporter of plastics based materials. Mr. Nie received a bachelor’s degree in accounting from the ShaanXi College of Finance and Economics in 1998.

Mr. Edward Hua, Director
Mr. Hua has held various management positions at the Bank of China from 1994 to the present time, and is currently the General Manager of the Treasury Department of the Boc Shenzhen Branch. Mr. Hua holds a Master’s Degree in World Economics from Fudan University and a Senior Economist Certificate from the Bank of China. Mr. Hua has been appointed as the Chairman of our Nominating and Corporate Governance Committee and serves as a member of our Audit Committee and Compensation Committee. Mr. Hua has been a director of the Company since April 29, 2009.

Mr. Arnold Staloff, Director
Mr. Staloff has served as the Chairman of Audit Committee for each of Shiner International, Inc. since 2007; AgFeed Industries, Inc. since 2007 and SmartHeat Inc. since 2008. From December 2005 to May 2007, Mr. Staloff served as Chairman of the Board of SFB Market Systems, Inc., a New Jersey-based company that provides technology solutions for the management and generation of options series data. From March 2003 to December 2005, Mr. Staloff was an independent consultant. From June 1990 to March 2003, Mr. Staloff served as President and Chief Executive Officer of Bloom Staloff Corporation, an equity and options market-making firm and foreign currency options floor broker. Additionally, Mr. Staloff served on the Board of Directors of Lehman Brothers Derivative Products Inc. from 1998 until 2008 and Lehman Brothers Financial Products Inc. from 1994 until 2008. Mr. Staloff holds a Bachelor of Business Administration from the University of Miami. Mr. Staloff has been appointed as the Chairman of our Audit Committee and serves as a member of our Compensation Committee and Nominating and Corporate Governance Committee. Mr. Staloff has been a director of the Company since April 29, 2009.

Mr. Qi Hua Xu, Director
Mr. Xu, PhD., has been a professor of Aerospace Automation at the China Northwestern Industrial University for over 20 years. Mr. Xu received a bachelor’s degree from China Northwestern Industrial University in Aerospace Automation in July 1980 and a doctorate of Aerospace Automation in July 1987. Mr. Xu has been appointed as the Chairman of our Compensation Committee and serves as a member of our Audit Committee and Nominating and Corporate Governance Committee. Mr. Xu has been a director of the Company since September 28, 2009.

Mr. Walter Zhao, President
Mr. Zhao was the President of Kaito Electronics, Inc., an electronics design and manufacturer, from December 1997 to September 2009. From 1989 to 1997 Mr. Zhao was a Department Manager of CEIEC Shenzhen, an education equipment and instrument company. Mr. Zhao received a Master’s degree in electrical engineering from the University of Science and Technology in China in 1989 and a Bachelor of Science degree in electrical engineering from Shandong University in 1985. Mr. Zhao was a director of the company from April 29, 2009 to September 28, 2009. Upon Mr. Zhao’s voluntary resignation as director on September 28, 2009, he was appointed by the Board of Directors as President of the Company.

Mr. Man Wai James Chiu, Head of Asia Pacific
Mr. Chiu serves as our Head of Asia Pacific. Mr. Chiu was appointed as our Chief Operating Officer and Head of Asia Pacific on September 3, 2008. From September 3, 2008 until April 29, 2009, Mr. Chiu served as director of the Company. Mr. Chiu was appointed Chief Operating Officer of Winder and its subsidiary in May 2007. Prior to that time, from January 2001 to May 2007, Mr. Chiu served as the Sourcing Director for Hamilton Beach Proctor-Silex, Inc., in China. Mr. Chiu obtained his B.S. in Accounting & Economics from Hong Kong University, his MBA from Australia Charles Stuart University in 2001, and his bachelor’s degree in law from the University of London in 2006.

Mrs. Yongmei Wang, Corporate Secretary
Mrs. Wang was appointed as our Corporate Secretary on September 3, 2008. Mrs. Wang joined Winder upon its inception in 2001 as Assistant General Secretary. Mrs. Wang obtained her bachelor’s degree in International Trade from Xian Foreign Language Institute in July 1995.

Legal Proceedings

During the past ten years, none of the Company’s directors or executive officers have been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Board Leadership Structure and Role in Risk Oversight

Mr. He has served as our Chairman of the Board of Directors and Chief Executive Officer since September 28, 2009. Mr. He had served previously as our Chairman, Chief Executive Officer and President since his appointment on September 3, 2008. We continue to believe that our leadership structure is appropriate because Mr. He takes an active role in board functions and was one of the original founders of Winder in 2001, which is now a wholly-owned subsidiary of the Company. Under Mr. He’s leadership, our management team has executed a strategy that has significantly improved our earnings growth, cash flow stability, and competitiveness in both the export market and China domestic market. We do not currently have a lead independent director.

Our board of directors delegates risk oversight to our Audit Committee, which considers and addresses risk management issues and concerns.

Audit Committee

We established our Audit Committee in April 2009. The Audit Committee consists of Messrs. Hua, Staloff and Xu, each of whom is an independent director. Mr. Staloff, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions.

As more fully described in its charter, the functions of the Audit Committee include the following:

•	appointment of independent auditors, determination of their compensation and oversight of their work;

•	review the arrangements for and scope of the audit by independent auditors;

•	review the independence of the independent auditors;

•	consider the adequacy and effectiveness of the internal controls over financial reporting;

•	pre-approve audit and non-audit services;

•	establish procedures regarding complaints relating to accounting, internal accounting controls, or auditing matters;

•	review and approve any related party transactions;

•	discuss with management our major financial risk exposures and our risk assessment and risk management policies; and

•	discuss with management and the independent auditors our draft quarterly interim and annual financial statements and key accounting and reporting matters.

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our website at www.deerinc.com.

Compensation Committee

We established our Compensation Committee in April 2009. The Compensation Committee consists of Messrs. Hua, Staloff and Xu, each of whom is an independent director. Mr. Xu is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A current copy of the Compensation Committee Charter is posted on our website at www.deerinc.com.

Nominating and Corporate Governance Committee

We established our Nominating and Corporate Governance Committee in April 2009. The Nominating and Corporate Governance Committee consists of Messrs. Hua, Staloff and Xu, each of whom is an independent director. Mr. Hua is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating and Corporate Governance Committee. A current copy of the Nominating and Corporate Governance Committee Charter is posted on our website at www.deerinc.com.

Procedures for Shareholder Recommendations of Nominees to the Boards of Directors

During the year ended 2009, there were no material changes to the procedures described in Company’s Proxy Statement relating to the 2009 Annual Meetings of Stockholders by which security holders may recommend nominees to the Company’s Boards of Directors.

Code of Ethics

Our board of directors has adopted a Code of Conduct, which applies to all directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct. The Code is posted on our website, located at www.deerinc.com, and is available in print, without charge, upon written request to Corporate Secretary, Deer Consumer Products, Inc. at Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057. We intend to post promptly any amendments to or waivers of the Code on our website.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that during fiscal year ended December 31, 2009, the following reporting persons have failed to file such reports on a timely basis:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Zongshu Nie, Chief Financial Officer and Director	1	0	0
Edward Hua, Director	1	0	0
Arnold Staloff, Director	1	1	0
Qi Hua Xu, Director	1	0	0
Walter Zhao, President	1	1	0

Item 10.  Executive Compensation.

As a “Smaller Reporting Company,” we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosure required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

The following table sets forth information concerning the compensation for the years ended December 31, 2009, 2008 and 2007 of certain of our executive officers.

Summary Compensation Table – 2009
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Total
Name and principal position	Year	($)	($)	($)	($)	($)
Ying He	2007	24,660	0	0	0	24,660
Chairman and Chief Executive Officer	2008	24,660	0	0	0	24,660
	2009	24,660	0	0	0	24,660
Walter Zhao (1)	2009	50,000	0	0	230,760	280,760
President

(1) Mr. Zhao was appointed President of the Company on September 28, 2009. Mr. Zhao was a director of the company from April 29, 2009 to September 28, 2009. The options were valued using the Black-Scholes pricing model with the following assumptions:  risk-free interest rate – 2.25%; expected life – 3 years; volatility – 80% and dividend yield – 0%.

Narrative Disclosure to Summary Compensation Table.

Employment Agreements

We have entered into a standard China domestic labor contract with Mr. Ying He, which does not contain provisions prohibiting competition by Mr. He following his employment with us. Mr. He’s labor contract expires March 2, 2013.

The Company and Mr. Zhao have agreed that he will be compensated with a salary of $50,000 per annum for one year of service, subject to renewal.

Change-In-Control Agreements

We do not have any existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control.

Equity Incentive Plans

On November 6, 2009, our stockholders approved the Company’s 2009 Equity Incentive Plan authorizing the issuance of up to 500,000 shares of our common stock. The Company can grant awards under the Plan to employees, officers, and directors of Deer pursuant to the guidelines set forth in the Plan.

On December 22, 2009, the Company granted options under the 2009 Equity Incentive Plan to purchase an aggregate of 80,000 shares of common stock to Mr. Zhao, with options to purchase 40,000 shares vesting immediately and the remainder to vest on December 31, 2010. The options may be exercised at the price of $10.96 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Market on December 21, 2009. The options are exercisable for five years from the date of grant.

Outstanding Equity Awards at Fiscal Year-End

This table provides information about the outstanding equity awards held by each of our named executive officers as of December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End – 2009
Option Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price	Option Expiration
Name	(#) Exercisable	(#) Unexercisable		($)	Date
Ying He	—	—		—	—
Walter Zhao	40,000	40,000	(1)	10.96	12/22/2014

(1) Consists of options vesting on December 31, 2010.

Compensation of Directors

Director Compensation Table – 2009
	Fees Earned or Paid in Cash		Stock Awards	Option Awards		Total
Name and principal position	($)		($)	($)		($)
Ying He, Chairman	—		—	—		—
Zongshu Nie	—		—	—		—
Edward Hua	—		—	—		—
Arnold Staloff	25,833	(1)	—	102,628	(2)	128,461
Qi Hua Xu	—		—	—		—
Walter Zhao(3)	—		—	—		—
Man Wai James Chiu(4)	—		—	—		—

(1) Mr. Staloff was compensated at $20,000 per annum from April 29, 2009 until December 21, 2009, and at $50,000 per annum from thereon until December 31, 2009.
(2) On December 22, 2009, the Company granted options under the 2009 Equity Incentive Plan to purchase an aggregate of 50,000 shares of common stock to Mr. Staloff, with options to purchase 16,666 shares vesting immediately and the remainder to vest in increments of 16,667 shares on each subsequent annual anniversary of the grant date. The options may be exercised at the price of $10.96 per share. The options are exercisable for five years from the date of grant. The options were valued using the Black-Scholes pricing model with the following assumptions: risk-free interest rate – 2.25%; expected life – 3.5 years; volatility – 80% and dividend yield – 0%.
(3) Mr. Zhao was appointed President of the Company on September 28, 2009 and voluntarily resigned as a director of the Company effective September 28, 2009. Mr. Zhao was appointed a director on April 29, 2009.
(4) Mr. Chiu voluntarily resigned as a director of the Company effective April 29, 2009. Mr. Chiu was appointed a director on September 3, 2008.

Narrative Disclosure to Director Compensation Table.

We have not compensated, and will not compensate, our non-independent directors, such as Messrs. He and Nie, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

Messrs. Hua, Staloff and Xu, as independent directors, are eligible to receive grants of options to purchase the Company’s common stock under the 2009 Equity Incentive Plan.

Mr. Staloff was compensated at $20,000 per annum from April 29, 2009 until December 21, 2009. As of December 22, 2009, the Company and Mr. Staloff have agreed that he will be compensated $50,000 per annum.

We do not maintain a medical, dental or retirement benefits plan for our directors.

Impact of Accounting and Tax Treatment of Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to the principal executive officer and to each of the three other most highly compensated officers (other than the principal financial officer) to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers during fiscal 2009 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers during fiscal 2010 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table provides information concerning beneficial ownership of our common stock as of December 31, 2009, by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days of December 31, 2009. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. As of December 31, 2009, there were 32,631,748 shares of our common stock issued and outstanding.

Unless otherwise indicated, each of the stockholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of common stock. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Deer Consumer Products, Inc. Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057.

Name of beneficial owner	Number of shares	Percent of class
5% Stockholders
Futmon Holding, Inc.(1) Akara Building, 24 De Castro Street, Wickhams Cay I, Road Town, Tortola, BVI	2,600,000	7.82%
Sino Unity Limited(2)	1,687,284	5.17%

Directors and Named Executive Officers
Mr. Ying He(3)	7,259,240	22.25%
Mr. Zongshu Nie(4)	1,569,566	4.81%
Mr. Edward Hua	—	*
Mr. Arnold Staloff(5)	16,666	*
Mr. Qi Hua Xu	—	*
Mr. Walter Zhao(6)	40,000	*
Mr. Man Wai James Chiu(7)	941,740	2.89%
All Directors and Named Executive Officers as a Group (7 Persons)	9,770,546	30.06%

(1) Consists of 2,000,000 shares of common stock and 600,000 shares of common stock issuable upon exercise of warrants. Dogan Erbek has sole investment and voting power over the securities held by Futmon Holding, Inc.
(2) Sino Unity Limited is 100% owned by YuHai Deng, our Manager of Purchasing.
(3) Mr. Ying He, our Chairman and Chief Executive Officer, holds his shares through Achieve On Limited, which is 100% owned by him.
(4) Mr. Zongshu Nie, our Chief Financial Officer, holds his shares through True Olympic Limited, which is 100% owned by him.
(5) Consists of options to purchase 16,666 shares of common stock that are presently exercisable.
(6) Consists of options to purchase 40,000 shares of common stock that are presently exercisable.
(7) Mr. Man Wai James Chiu, our Head of Asia Pacific, holds his shares through Sharp Champion Limited, which is 100% owned by him.
* Represents less than 1% of shares outstanding.

We are not aware of any arrangements that could result in a change in control of the Company.

The disclosure of securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth in Item 4 herein.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during the fiscal year ended 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

We have adopted a written policy in connection with related party transactions involving our company. The policy requires the prior approval by our Audit Committee for any transaction, arrangement or relationship in which (i) the aggregate amount involved will or may be expected to reach $50,000 in any calendar year, (ii) we are a participant and (iii) any related person has or will have an interest. Related persons include our executive officers, directors, greater than 5% stockholders or immediate family members of any of the foregoing. Pursuant to the policy, the Audit Committee, among other factors, is required to take into account whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. In addition, the Chairman of the Audit Committee has the authority to approve or ratify any interested transaction with a related person in which the aggregate amount involved is expected to be less than $25,000.

Director Independence

Subject to certain exceptions, under the listing standards of NASDAQ, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of Messrs. Edward Hua, Arnold Staloff and Qi Hua Xu are independent directors for purposes of the NASDAQ’s listed company standards currently in effect and approved by the SEC and all applicable rules and regulations of the SEC. We have established the following standing committees of the board: Audit, Compensation and Corporate Governance and Nominating. All members of the Audit Committee and a majority of the members of the Compensation and Nominating and Corporate Governance Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussion with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ rules.

Item 13.  Principal Accounting Fees and Services.

The firm of Goldman Parks Kurland Mohidin, LLP (“GPKM”) has been selected by the board of directors as the independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending December 31, 2009. This firm has served as independent public accountants for our company since April 14, 2008. Prior to September 3, 2008, we engaged Dale Matheson Carr Hilton Labonte, LLP (“DMCHL”) as our independent accountants.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Year	Fees	Name
2009	$137,500	Goldman Parks Kurland Mohidin, LLP
2008	$107,500	Goldman Parks Kurland Mohidin, LLP
2008	$5,000	Dale Matheson Carr Hilton Labonte, LLP

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph were:

Year	Fees	Name
2009	$30,000	Goldman Parks Kurland Mohidin, LLP
2008	$0	Goldman Parks Kurland Mohidin, LLP
2008	$0	Dale Matheson Carr Hilton Labonte, LLP

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice and tax planning were:

Year	Fees	Name
2009	$0	Goldman Parks Kurland Mohidin, LLP
2008	$0	Goldman Parks Kurland Mohidin, LLP
2008	$0	Dale Matheson Carr Hilton Labonte, LLP

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountants, other than the services reported in the preceding paragraphs of this Item 13 were:

Year	Fees	Name
2009	$0	Goldman Parks Kurland Mohidin, LLP
2008	$0	Goldman Parks Kurland Mohidin, LLP
2008	$0	Dale Matheson Carr Hilton Labonte, LLP

Audit Committee’s Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax and any other services to be provided by our independent auditors. In situations where it is not possible to obtain full Audit Committee approval, the Committee has delegated authority to the Chairman of the Audit Committee to grant pre-approval of auditing, audit-related, tax and all other services. Any pre-approved decisions by the Chairman are required to be reviewed with the Audit Committee at its next scheduled meeting.

PART IV

Item 14.  Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

Financial Statement Schedules

Not applicable.

Exhibits

The exhibits of this Annual Report on Form 10-K are set forth on the Exhibit Index attached hereto.

Deer Consumer Products, Inc and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Deer Consumer Products, Inc.

We have audited the accompanying consolidated balance sheets of Deer Consumer Products, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deer Consumer Products, Inc. and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin LLP
Encino, California
February 28, 2010

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$79,333,729	$2,782,026
Restricted cash	35,701	200,099
Accounts receivable, net	17,070,781	8,560,465
Advances to suppliers	3,299,107	5,015,479
Other receivables	213,487	489,286
Short term investments	—	29,340
Due from related party	—	331,267
Inventories	18,061,282	7,680,851
Other current assets	12,500	13,342
Total current assets	118,026,587	25,102,155

PROPERTY AND EQUIPMENT, net	11,325,999	11,291,202
CONSTRUCTION IN PROGRESS	3,724,337	892,897
INTANGIBLE ASSETS, net	394,684	404,125
OTHER ASSETS	20,073	39,689
TOTAL ASSETS	$133,491,680	$37,730,068

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,055,110	$8,968,088
Other payables	1,061,460	760,632
Unearned revenue	1,719,761	3,305,966
Accrued payroll	1,148,663	168,282
Short term loans	—	3,552,841
Advances from related party	—	274,805
Notes payable	6,212,911	3,155,348
Tax and welfare payable	862,332	1,533,013
Total current liabilities	24,060,237	21,718,975

LONG-TERM LOAN	—	733,500
TOTAL LIABILITIES	24,060,237	22,452,475

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 32,631,748 and 19,652,226 shares issued and oustanding as of December 31, 2009 and December 31, 2008, respectively	32,632	19,652
Additional paid-in capital	91,111,661	9,329,371
Development funds	1,185,859	542,701
Statutory reserve	2,371,718	1,085,403
Other comprehensive income	2,335,216	2,345,698
Retained earnings	12,394,357	1,954,768
Total stockholders' equity	109,431,443	15,277,593
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$133,491,680	$37,730,068

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Revenue	$81,342,680	$43,784,935

Cost of Revenue	61,176,610	34,125,019

Gross profit	20,166,070	9,659,916

Operating expenses
Selling expenses	3,555,547	2,854,946
General and administrative expenses	2,380,861	2,566,634
Total operating expenses	5,936,408	5,421,580

Income from operations	14,229,662	4,238,336

Non-operating income (expense):
Financing costs	(223,607)	(247,901)
Interest income	94,986	13,870
Interest expense	(122,299)	(310,762)
Other income (expense)	364,418	40,216
Realized loss on trading securities	—	(34,873)
Foreign exchange gain	138,284	959,943

Total non-operating income	251,782	420,493

Income before income tax	14,481,444	4,658,829

Income tax	2,112,382	1,302,045

Net income	12,369,062	3,356,784

Other comprehensive income
Foreign currency translation gain (loss)	(10,482)	1,041,966

Comprehensive Income	$12,358,580	$4,398,750

Weighted average shares outstanding :
Basic	22,782,200	16,985,460
Diluted	23,190,286	16,985,460

Earnings per share:
Basic	$0.54	$0.20
Diluted	$0.53	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

				Other				Total
		Common	Additional Paid	Comprehensive	Statutory	Development	Retained	Stockholders'
	Shares	Stock	in Capital	Income	Reserve	Funds	Earnings	Equity

Balance December 31, 2007	15,695,706	15,696	9,333,327	1,303,732	686,464	343,232	2,331,371	14,013,822

Shares issued in merger with Tag Events Corp.	3,956,520	3,956	(3,956)	—	—	—	—	—
Change in foreign currency translation gain	—	—	—	1,041,966	—	—	—	1,041,966
Net income	—	—	—	—	—	—	3,356,784	3,356,784
Transfer to statutory reserve and development funds	—	—	—	—	398,939	199,469	(598,408)	—
Deemed dividend to major shareholders - settlement of receivable	—	—	—	—	—	—	(3,134,979)	(3,134,979)

Balance, December 31, 2008	19,652,226	19,652	9,329,371	2,345,698	1,085,403	542,701	1,954,768	15,277,593

Sale of common stock for cash	12,810,890	12,811	93,565,189	—	—	—	—	93,578,000
Offering costs	—	—	(12,407,007)	—	—	—	—	(12,407,007)
Exercise of warrants	168,632	169	290,721	—	—	—	—	290,890
Change in foreign currency translation gain	—	—	—	(10,482)	—	—	—	(10,482)
Stock-based compensation	—	—	333,387	—	—	—	—	333,387
Net income	—	—	—	—	—	—	12,369,062	12,369,062
Transfer to statutory reserve and development funds	—	—	—	—	1,286,315	643,158	(1,929,473)	—

Balance, December 31, 2009	32,631,748	$32,632	$91,111,661	$2,335,216	$2,371,718	$1,185,859	$12,394,357	$109,431,443

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,369,062	$3,356,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,439,751	1,199,578
Amortization	9,435	18,723
Loss on disposal of fixed assets	—	351,257
Realized loss on short term investments	—	34,873
Stock based compensation	333,387	—
(Increase) / decrease in assets:
Accounts receivable	(8,512,633)	(7,821,066)
Other receivables	(5,019)	210,696
Inventories	(10,374,062)	(3,180,080)
Due from stockholder	—	1,454,375
Due from related party	331,064	(325,509)
Advances to suppliers	1,715,320	(1,965,833)
Tax rebate receivable	283,706	158,989
Other assets	18,100	215,234
Increase / (decrease) in current liabilities:
Accounts payable	4,084,515	6,205,438
Unearned revenue	(1,585,231)	3,175,324
Other payables	241,952	156,499
Due to related party	(274,636)	(795,427)
Accrued payroll	979,780	24,138
Tax and welfare payable	(670,270)	563,573

Net cash provided by operating activities	384,221	3,037,566

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,474,527)	(3,627,873)
Acquisition of intangible assets	—	(8,319)
Construction in process	(2,829,702)	(559,651)
Changes in restricted cash	164,297	276,966
Sale of short-term investments	29,322	79,984

Net cash used in investing activities	(4,110,610)	(3,838,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,055,687	2,969,781
Proceeds from issuance of short term loans	—	4,176,723
Proceeds from sale of common stock	93,578,000	—
Offering costs paid	(12,407,007)	—
Proceeds from exercise of warrants	290,890	—
Payment on short term loans	(3,550,661)	(5,656,331)
Payment on long term loans	(733,050)	—
Change in advance to shareholder, net	—	(535,367)
Change in advance to related party, net	—	270,028
Proceeds from issuance of long-term note	—	720,750

Net cash provided by financing activities	80,233,859	1,945,584

Effect of exchange rate changes on cash and cash equivalents	44,233	126,224

NET INCREASE IN CASH & CASH EQUIVALENTS	76,551,703	1,270,481

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,782,026	1,511,545

CASH & CASH EQUIVALENTS, ENDING BALANCE	$79,333,729	$2,782,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$119,996	$310,762
Income taxes paid	$567,226	$725,125
Settlement of receivable as a deemed dividend	$—	$3,134,979

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Deer Consumer Products, Inc., formerly known as Tag Events Corp., (hereinafter referred to as the “Company” or “Deer”) was incorporated in the State of Nevada on July 18, 2006.

On September 3, 2008, the Company entered into a share exchange agreement and plan of reorganization with Deer International Group Limited (“Deer International”), a company incorporated under the laws of British Virgin Islands (“BVI”) on December 3, 2007 and acquired 100% of the shares of Winder Electric Group Ltd. (“Winder”) on March 11, 2008. Winder has a 100% owned subsidiary, Delta International Limited (“Delta”). Winder and Delta were formed and incorporated in the Guangdong Province of the PRC on July 20, 2001 and February 23, 2006, respectively.

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

The exchange of shares with Deer International was recorded as a reverse acquisition under the purchase method of accounting because Deer International obtained control of the Company. Accordingly, the merger of Deer International into the Company was recorded as a recapitalization of Deer International, with Deer International being treated as the continuing entity. The historical financial statements presented are the consolidated financial statements of Deer International. The share exchange agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $0.

The Company is engaged in the manufacture, marketing, distribution and sale of small home and kitchen electric appliances (blenders, food processors, choppers, juicers, etc.). The Company manufactures its products in YangJiang, China and has corporate functions in Nanshan, Shenzhen, China.

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

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s Chinese subsidiaries functional currency is the Chinese Yuan Renminbi (RMB); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the Chinese subsidiaries were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at the historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender and monies restricted under a letter of credit and a bank acceptance. As of December 31, 2009 and 2008, total restricted cash was $35,701 and $200,099 (interest rate of 0.36% and 0.36% at December 31, 2009 and 2008), respectively.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2009 and 2008, approximately 46% and 79%, respectively, of our accounts receivable was from overseas customers. The Company maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

Investments

The Company purchased various stocks during 2007 and in 2008 the Company was required to purchase an equity fund for a bank loan. The investments are trading securities that were bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All of these stocks were sold during the year ended December 31, 2009.

Advances to Suppliers

The Company makes advances to certain vendors to purchase its material. The advances are interest free and unsecured.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Company compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

Property and Equipment

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

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

The following are the details of property and equipment at December 31, 2009 and 2008:

	2009	2008

Building	$3,294,109	$1,889,916
Equipment	14,312,145	14,232,539
Vehicle	34,735	34,735
Office Equipment	420,106	430,177
Total	18,061,095	16,587,367
Less accumulated depreciation	(6,735,096)	(5,296,165)

	$11,325,999	$11,291,202

Depreciation expense for the years ended December 31, 2009 and 2008 was $1,439,751 and $1,199,578, respectively.

Construction in Progress

Construction in progress consists of costs related to the Company's construction of a new plant, office building and power distribution station. The Company expects to expend an additional $1,500,000 to finish the current projects.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2009 and 2008, there was no significant impairment of its long-lived assets.

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The following are the details of intangible assets at December 31, 2009 and 2008:

	2009	2008

Right to use land	$450,335	$450,335
Computer software	76,906	76,906
Total	527,241	527,241
Less Accumulated amortization	(132,557)	(123,116)

Intangibles, net	$394,684	$404,125

Pursuant to People's Republic of China's (“PRC”) governmental regulations, the Government owns all land. The Company recognized the amounts paid for the rights to use land as an intangible asset. The Company amortizes these rights over their respective periods, which range from 45 to 50 years and computer software is amortized over 1-2 years.

Amortization expense for the years ended December 31, 2009 and 2008 was $9,435 and $18,723, respectively.

The following table summarizes the amortization over the next 5 years:

Year Ended December 31,	Amount
2010	$9,425
2011	9,425
2012	9,425
2013	9,425
2014	9,425

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term loans and notes payable, have carrying amounts that approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

▪	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

▪
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

▪	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended December 31, 2009 and 2008 were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the years ended December 31, 2009 and 2008 were $602,550 and $585,000, repectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Foreign Currency Transactions and Comprehensive Income

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is Chinese RMB. Translation gains of $2,335,412 and $2,345,698 at December 31, 2009 and 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Currency Hedging

The Company entered into a forward exchange agreement with the Bank of China, whereby the Company agreed to sell US dollars to the Bank of China at certain rates. Since the contractual rate at which the Company sells US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, the Company recognized foreign exchange gains of $138,284 and $959,943 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the Company had no outstanding forward exchange contracts.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

Years Ended December 31,	2009		2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	22,782,200	$0.54	16,985,460	$0.20
Effect of dilutive warrants and stock options	408,086	(0.01)	—	—
Diluted earnings per share	23,190,286	$0.53	16,985,460	$0.20

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Registration Rights Agreement

The Company accounts for payment arrangements under a registration rights agreement in accordance with ASC Topic 825, “Financial Instruments,” which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with ASC Topic 450, “Contingencies.”

Recent Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following at December 31, 2009 and 2008:

	2009	2008

Raw material	$11,113,055	$3,960,022
Work in process	5,236,692	1,326,719
Finished goods	1,711,535	2,394,110

Total	$18,061,282	$7,680,851

Note 4 – Short Term Loans

Short term loans consisted of the following at December 31, 2008:

2008

Loans with the Bank of China. As of December 31, 2008, the term of the loan was 5 months, with interest of 5.990%. The loans were collateralized by buildings and land use rights.	$487,544

Loans with Agricultural Bank of China. This loan was paid on June 20, 2009 and accrued interest of 8.21%. The loan was collateralized by equipment.	3,065,297
$3,552,841

Note 5 – Notes Payable

Notes payable at December 31, 2009 and 2008 consist of multiple bankers’ acceptances from the Bank of China. The terms of the notes range from 3-6 months, with no interest rate. The Company deposits 10% of the notes’ par value with the Bank of China, refundable when the notes are re-paid.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 6 – Long-Term Loan

On November 14, 2008, the Company entered into a long-term loan with an unrelated party. The loan was for $733,500 at 8.10%, was due on October 20, 2010 and was secured by certain property and equipment. This loan was re-paid in October 2009.

Note 7 – Stockholders’ Equity

Common Stock

On December 20, 2008, 50HZ, a related party, owned by two shareholders of Deer International transferred an intangible asset to the Company in settlement of a related party receivable. The asset’s historical costs could not be corroborated with supporting documentation and was recorded at zero by the Company. The settlement of the related party receivable was considered a deemed dividend of $3,134,979 to the majority shareholders of the Company as they own 100% of 50HZ.

On March 31, 2009, the Company completed a private placement of Units pursuant to which the Company sold 810,690 Units at $0.92 per Unit for aggregate gross proceeds of $746,000. Each "Unit" consisted of one share of Company common stock and a three-year warrant to purchase 15% of one share of common stock at $1.73 per share. The total warrants issued to investors were 121,660. The Company also issued warrants to purchase 81,090 shares of common stock to the placement agents.

In May 2009, the Company completed two private placements of Units pursuant to which the Company sold 2,100,000 Units at $0.92 per Unit for aggregate gross proceeds of $1,932,000. Each "Unit" consisted of one share of Company common stock and a three-year warrant to purchase 15% of one share of common stock at $1.73 per share. The total warrants issued to investors were 315,000. The Company also issued warrants to purchase 210,000 shares of common stock to the placement agents.

The Company also issued a Registration Rights Agreement requiring the Company to file a registration statement covering shares of common stock issued and the shares issuable upon exercise of the warrants. The Company is required to file the registration statement with the SEC within 60 days of the closing of the offering. The registration statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the registration statement must remain effective and available for use until the purchasers can sell all of the securities covered by the registration statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the registration statement, it is required to pay liquidated damages of 1% of the aggregate purchase price paid by such purchaser for any registerable securities then held by such purchaser on the date of such failure and on each anniversary of the date of such failure until such failure is cured. On June 3, 2009, the registration statement to register the above mentioned shares and shares underlying the exercise of the warrants was declared effective.

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

On December 17, 2009, the Company completed a public offering of 6,900,000 shares of the Company’s common stock at a public offering price of $11.00 per share for gross proceeds of $75,900,000. The Company paid commissions and fees associated with this offering of $9,931,296.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Stock Options

Following is a summary of the option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2008	—	—		$—
Granted	130,000	$10.96
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2009	130,000	$10.96	4.98	$45,500

Exercisable, December 31, 2009	56,666	$10.96	4.98	$19,833

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted during the year ended December 31, 2009:

Risk-free interest rate	2.25%
Expected life of the options	3 to 3.5 years
Expected volatility	80%
Expected dividend yield	0%

The exercise price for options outstanding at December 31, 2009 is as follows:

Number of Options	Exercise Price
130,000	$10.96
130,000

For options granted during the year ended December 31, 2009 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $5.92 and the weighted-average exercise price of such options was $10.96. No options were granted during the year ended December 31, 2009 where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant. At December 31, 2009, the compensation costs related to nonvested options was $436,016, which will be expensed through the fourth quarter of 2011.

Warrants

Following is a summary of warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2008	—	—		$—
Granted	1,927,750	$3.76
Forfeited	—	—
Exercised	(168,632)	$1.73
Outstanding, December 31, 2009	1,759,118	$3.96	2.61	$12,931,146

Exercisable, December 31, 2009	1,759,118	$3.96	2.61	$12,931,146

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The exercise price for warrants outstanding at December 31, 2009 is as follows:

Number of Warrants	Exercise Price
559,118	$1.73
1,200,000	$5.00
1,759,118

Note 8 - Employee Welfare Plan

The total expense for the employee common welfare was $51,160 and $59,147 for the year ended December 31, 2009 and 2008, respectively.  The Chinese government abolished the 14% welfare plan policy during 2007.  The Company is not required to establish welfare and common welfare reserves.

Note 9 - Statutory Reserve and Development Fund

As stipulated by the Company Law of the PRC, net income after tax can only be distributed as dividends after appropriation has been made for the following:

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

The Company appropriated $1,286,315 and $643,158, and $398,939 and $199,469 as reserve for the statutory surplus reserve and development fund for the years ended December 31, 2009 and 2008, respectively.

Note 10 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%. A reconciliation of tax at US federal statutory rate to the provision for income tax recorded in the financial statements for years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
US NOL for which no benefit is realized	1%	—
Current operating losses not utilized	—	3%
Utilization of NOLs	(11)%	—
	15%	28%

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The effect of the change of tax status was recorded in accordance with ASC Topic 740-10, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

Foreign pretax earnings approximated $15,100,000 for the year ended December 31, 2009. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2009, approximately $13,000,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1,175,000 would have to be provided if such earnings were remitted currently.

Note 11 - Related Party Transactions

Due from related party was $331,267 as of December 31, 2008. The Company collects a portion of its sales through a collection company controlled through a former shareholder and current related party. Due from related party represents account receivables from that company.  The above parties are considered related parties through common ownership of the Company’s CEO.

Advances from related party were $274,805 as of December 31, 2008. Advances to shareholder and related party are non-interest bearing and are payable or receivable on demand.

There were no related party transactions during the year ended December 31, 2009.  As of December 31, 2009, a certain entity previously reported as a related party is no longer considered to be related due to an ownership changes within that entity.

Note 12 - Geographical Sales

Geographical distribution of sales is as follows:

	Years Ended
	December 31,
Geographical Areas	2009	2008

North America	$22,217,528	$14,899,350
China	14,313,485	2,048,297
South America	12,305,666	6,294,899
Europe	11,488,707	7,842,437
Middle East	11,064,745	6,921,928
Asia	9,319,581	5,532,985
Africa	632,968	245,039
	$81,342,680	$43,784,935

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER CONSUMER PRODUCTS, INC.

Date: March 2, 2010	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ying He	Chairman and Chief Executive Officer	March 2, 2010
Ying He	(Principal Executive Officer)

/s/ Zongshu Nie	Chief Financial Officer	March 2, 2010
Zongshu Nie	(Principal Financial and Accounting Officer)

/s/ Edward Hua	Director	March 2, 2010
Edward Hua

/s/ Arnold Staloff	Director	March 2, 2010
Arnold Staloff

/s/ Qi Hua Xu	Director	March 2, 2010
Qi Hua Xu

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement and Plan of Reorganization by and between Deer International Group Limited and TAG Events Corp., dated September 3, 2008. (Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 5, 2008)

2.2
Return to Treasury Agreement by and between the Company and Crescent Liu, dated August 26, 2008. (Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 5, 2008)

3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form SB-2 filed on February 8, 2007)
3.2	By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Form SB-2 filed on February 8, 2007)
3.3
Articles of Exchange of Deer International Group Limited and TAG Events Corp. filed September 3, 2008. (Incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on September 5, 2008)

3.4
Articles of Merger between Deer Consumer Products, Inc. and TAG Events Corp. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 3, 2008. (Incorporated herein by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on September 5, 2008)

4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
4.2	Form of Warrant (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2009)
4.3	Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 3, 2009)
4.4	Form of Warrant (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 23, 2009)
4.5	Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 23, 2009)
10.1
Supplemental Agreement by and between Winder Electric Group Ltd., Ying He, Fa’min He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd., dated November 19, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2009)

10.2
Form of prior Patent Transfer Agreement by and between Winder Electric Group Ltd., Ying He, Fa’min He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 20, 2009)

10.3
Form of prior Copyright and Trademark Transfer Agreement by and between Winder Electric Group Ltd., Ying He, Fa’min He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 20, 2009)

10.4
Distribution Agreement by and between Winder Electric Group Ltd. and Suning Nanjing Purchasing Center, dated December 1, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 4, 2009)

10.5
Form of Stock Option Agreement for use with stock options granted pursuant to the Deer Consumer Products, Inc. 2009 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 24, 2009)

10.7	Deer Consumer Products, Inc. 2009 Equity Incentive Plan (Incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A filed on October 6, 2009)
16.1	Letter from Dale Matheson Carr Hilton Labonte LLP, dated September 3, 2008. (Incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on September 5, 2008)
21	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer