Form 10-Q
period 2010-03-31
Deer Consumer Products, Inc.
filed 2010-05-10
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34407

DEER CONSUMER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5526104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China	518057
(Address of principal executive offices)	(Zip Code)

(86) 755-8602-8285
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,631,748 shares of common stock outstanding as of May 6, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$75,305,378	$79,333,729
Restricted cash	162,057	35,701
Accounts receivable, net	19,628,162	17,070,781
Advances to suppliers	4,158,482	3,299,107
Other receivables	213,624	213,487
Inventories	21,206,828	18,061,282
Other current assets	51,922	12,500
Total current assets	120,726,453	118,026,587

PROPERTY AND EQUIPMENT, net	11,140,018	11,325,999
CONSTRUCTION IN PROGRESS	5,717,420	3,724,337
INTANGIBLE ASSETS, net	769,343	394,684
OTHER ASSETS	15,169	20,073
TOTAL ASSETS	$138,368,403	$133,491,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,471,976	$13,055,110
Other payables	1,287,600	1,061,460
Unearned revenue	967,044	1,719,761
Accrued payroll	871,474	1,148,663
Notes payable	6,433,067	6,212,911
Tax and welfare payable	1,070,063	862,332
Total current liabilities	25,101,224	24,060,237

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 par value; 75,000,000 shares authorized;
32,631,748 and 32,631,748 shares issued and oustanding
as of March 31, 2010 and December 31, 2009, respectively	32,632	32,632
Additional paid-in capital	90,875,009	91,111,661
Development funds	1,399,818	1,185,859
Statutory reserve	2,799,636	2,371,718
Other comprehensive income	2,370,581	2,335,216
Retained earnings	15,789,503	12,394,357
Total stockholders' equity	113,267,179	109,431,443
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$138,368,403	$133,491,680

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Revenue	$23,902,457	$6,872,216

Cost of Revenue	17,024,609	5,212,704

Gross profit	6,877,848	1,659,512

Operating expenses
Selling expenses	1,427,964	183,342
General and administrative expenses	675,066	371,581
Total operating expenses	2,103,030	554,923

Income from operations	4,774,818	1,104,589

Non-operating income (expense):
Interest expense and financing costs	(29,706)	(114,831)
Interest income	91,921	1,619
Other expense	(14,601)	(1,881)
Foreign exchange loss	(33,134)	(70,506)

Total non-operating income (expense)	14,480	(185,599)

Income before income tax	4,789,298	918,990

Income tax	752,275	262,116

Net income	4,037,023	656,874

Other comprehensive income
Foreign currency translation gain (loss)	35,365	(20,332)

Comprehensive Income	$4,072,388	$636,542

Weighted average shares outstanding :
Basic	32,631,748	19,998,956
Diluted	33,767,212	20,010,034

Earnings per share:
Basic	$0.12	$0.03
Diluted	$0.12	$0.03

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,037,023	$656,874
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	353,963	349,492
Amortization	4,762	2,357
Stock based compensation	83,348	-
(Increase) / decrease in assets:
Accounts receivable	(2,556,509)	(573,464)
Other receivables	(137)	252,241
Inventories	(3,144,474)	1,936,703
Advances to suppliers	(859,081)	(37,484)
Other assets	(34,520)	10,392
Increase / (decrease) in current liabilities:
Accounts payable	1,416,382	(2,273,406)
Unearned revenue	(752,461)	(1,541,804)
Other payables	274,644	(183,644)
Accrued payroll	(277,095)	18,724
Tax and welfare payable	207,661	450,715

Net cash used in operating activities	(1,246,494)	(932,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(168,091)	-
Acquisition of intangible assets	(379,293)	-
Construction in process	(1,992,404)	(590,067)
Changes in restricted cash	(126,313)	54,723
Sale of short-term investments	-	29,302

Net cash used in investing activities	(2,666,101)	(506,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	220,081	1,418,859
Proceeds from sale of common stock	-	625,500
Offering costs paid	(320,000)	(84,515)
Payment on short term loans	-	(764,550)

Net cash provided by (used in) financing activities	(99,919)	1,195,294

Effect of exchange rate changes on cash and cash equivalents	(15,837)	(3,737)

NET INCREASE IN CASH & CASH EQUIVALENTS	(4,028,351)	(246,789)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	79,333,729	2,782,026

CASH & CASH EQUIVALENTS, ENDING BALANCE	$75,305,378	$2,535,237

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$57,370
Income taxes paid	$489,784	$-

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

Note 1 - Organization and Basis of Presentation

These unaudited consolidated financial statements were prepared by Deer Consumer Products, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Organization and Line of Business

Deer Consumer Products, Inc., formerly known as Tag Events Corp., (hereinafter referred to as the “Company” or “Deer”) was incorporated in the State of Nevada on July 18, 2006.

On September 3, 2008, the Company entered into a share exchange agreement and plan of reorganization with Deer International Group Ltd. (“Deer International”), a company incorporated under the laws of the British Virgin Islands (“BVI”) on December 3, 2007, and acquired 100% of the shares of Winder Electric Group Ltd. (“Winder”) on March 11, 2008. Winder has a 100% owned subsidiary, Delta International Limited (“Delta”). Winder and Delta were formed and incorporated in the Guangdong Province of the PRC on July 20, 2001 and February 23, 2006, respectively.

Pursuant to the share exchange agreement, the Company acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for 15,695,706 shares of the Company’s common stock. Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with Crescent Liu, its former Director and Chief Executive Officer, pursuant to which he returned 5,173,914 shares of the Company’s common stock to the Company for cancellation. Mr. Liu was not compensated for the cancellation of his shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had 19,652,226 shares of common stock issued and outstanding. In connection with the above transaction, the Company changed its name to Deer Consumer Products, Inc. on September 3, 2008.

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

Stock Splits

On April 24, 2009, the Company effected a 1 for 2.3 reverse stock split of its common stock and on October 2, 2009, the Company effected a 2 for 1 forward stock split of its common stock. All share information for common shares was restated retroactively for these stock splits.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2010 and December 31, 2009, approximately 43% and 46%, respectively, of our accounts receivable was from overseas customers. The Company maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

Investments

The Company purchased various stocks during 2007 and in 2008 the Company was required to purchase an equity fund for a bank loan. The investments are trading securities that were bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All of these stocks were sold during 2009.

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

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

The following are the details of property and equipment at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
		(audited)
Building	$3,294,109	$3,294,109
Equipment	14,480,247	14,312,145
Vehicle	34,735	34,735
Office Equipment	420,107	420,106
	18,229,198	18,061,095
Less accumulated depreciation	(7,089,180)	(6,735,096)

	$11,140,018	$11,325,999

Construction in Progress

Construction in progress consists of costs related to the Company's construction of a new plant, office building and power distribution station. The Company expects to expend an additional $2,200,000 to finish the current projects.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

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

The following are the details of intangible assets at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
		(audited)
Right to use land	$829,757	$450,335
Computer software	76,906	76,906
Total	906,663	527,241
Less Accumulated amortization	(137,320)	(132,557)

Intangibles, net	$769,343	$394,684

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
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

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

As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended March 31, 2010 and 2009 were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the three months ended March 31, 2010 and 2009 were $53,063 and $44,987, respectively.

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
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

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

Foreign Currency Transactions and Comprehensive Income

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is Chinese RMB. Translation gains of $2,370,581 and $2,335,412 at March 31, 2010 and December 31, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Currency Hedging

The Company entered into a forward exchange agreement with the Bank of China, whereby the Company agreed to sell US dollars to the Bank of China at certain rates. At March 31, 2010, the Company had no outstanding forward exchange contracts.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

Three months ended March 31,	2010		2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	32,631,748	$0.12	19,998,956	$0.03
Effect of dilutive stock options and warrants	1,135,464	-	11,078	-
Diluted earnings per share	33,767,212	$0.12	20,010,034	$0.03

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
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

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

Recent Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
		(audited)
Raw material	$11,360,797	$11,113,055
Work in process	8,218,467	5,236,692
Finished goods	1,627,564	1,711,535
Total	$21,206,828	$18,061,282

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

Note 4 – Notes Payable

Notes payable at March 31, 2010 and December 31, 2009 consist of multiple bankers’ acceptances from the Bank of China. The terms of the notes range from 3-6 months, with no interest rate. The Company deposits 10% of the notes’ par value with the Bank of China, refundable when the notes are re-paid.

Note 5 – Stockholders’ Equity

Stock Options

Following is a summary of the options activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2009	130,000	$10.96	4.98	$45,500
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2010	130,000	$10.96	4.73	$153,400

Exercisable, March 31, 2010	56,666	$10.96	4.73	$66,866

The exercise price for options outstanding at March 31, 2010 is as follows:

Number of Options	Exercise Price
130,000	$10.96
130,000

Warrants

Following is a summary of warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2009	1,759,118	$3.96	2.61	$12,931,146
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2010	1,759,118	$3.96	2.36	$14,391,214

Exercisable, March 31, 2010	1,759,118	$3.96	2.36	$14,391,214

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

The exercise price for warrants outstanding at March 31, 2010 is as follows:

Number of Warrants	Exercise Price
559,118	$1.73
1,200,000	$5.00
1,759,118

Note 6 - Employee Welfare Plan

The total expense for the employee common welfare was $18,819 and $4,536 for the three months ended March 31, 2010 and 2009, respectively.  The Chinese government abolished the 14% welfare plan policy during 2007.  The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $427,918 and $78,635, respectively as reserve for the statutory surplus reserve and $213,959 and $39,635 for the development fund for the three  months ended March 31, 2010 and  2009, respectively.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

Note 8 - Geographical Sales

Geographical distribution of sales is as follows:

	Three Months Ended
	March 31,
Geographical Areas	2010	2009

North America	$3,552,177	$1,707,305
China	6,394,880	455,211
South America	4,540,651	1,378,527
Europe	2,573,225	1,311,117
Middle East	2,291,817	1,319,590
Asia	4,384,399	660,125
Africa	165,308	40,341
	$23,902,457	$6,872,216

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q  includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to Deer Consumer Products, Inc. as "Deer," the "Company," "we," "us," and "our."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On September 3, 2008, we entered into a share exchange agreement and plan of reorganization with Deer International Group Ltd. (“Deer International”), a company incorporated under the laws of the British Virgin Islands (“BVI”) on December 3, 2007, and holder of 100% of the shares of Winder Electric Group Ltd. (“Winder”) since March 11, 2008.  Winder has a 100% owned subsidiary, Delta International Limited (“Delta”).  Winder and Delta were formed and incorporated in the Guangdong Province of the PRC on July 20, 2001 and February 23, 2006, respectively.

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

Long-Lived Assets. We periodically assess potential impairments to our long-lived assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors we considered include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets.

Property and Equipment. Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method. For substantially all assets with estimated lives as follows:

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

Currency Hedging.  We entered into a forward exchange agreement with the Bank of China, whereby we have agreed to sell US dollars to the Bank of China at certain rates. Since the contractual rate at which we sell US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, we have recognized foreign exchange gains. At March 31, 2010, we had no outstanding forward exchange contracts.

Recent Accounting Pronouncements

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2010, Compared to the Three Months Ended March 31, 2009:

	Three Months Ended March 31,		$	%
	2010	2009	Change	Change
Revenue	$23,902,457	$6,872,216	$17,030,241	247.8
Cost of revenue	17,024,609	5,212,704	11,811,905	226.6
Gross profit	6,877,848	1,659,512	5,218,336	314.5
Operating expenses	2,103,030	554,923	1,548,107	279.0
Interest and financing costs	29,706	114,831	(85,125)	(74.1)
Interest income	91,921	1,619	90,302	5,577.6
Income tax expense	752,275	262,116	490,159	187.0
Net income	4,037,023	656,874	3,380,149	514.6

Revenues

Our revenue for the three months ended March 31, 2010, was $23.9 million an increase of $17.3 million or 248% from $6.9 million for the three months ended March 31, 2009. The increase in revenues was a result of us aggressively expanding our sales in the China domestic market and increasing our market shares in the Asian, South American, U.S. and European markets. We increased our China domestic market sales from approximately $.5 million for the three months ended March 31, 2009 to approximately $6.4 million for the same period in 2010, a 1,305% increase. Beginning in the latter half of 2009, we increased sales of our products to a prominent national electric appliance retail chain in China with roughly 900 stores. In the first quarter of 2010, we started selling to Wal-Mart stores in the Guandong Province and began ramping up sales to another prominent national electronic appliance retail chain in China with over 1,100 stores. We also added retail locations in other channels such as regional electric appliance retailers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large Chinese banks, telecommunication firms, and postal offices. The results are on pace with management’s plan to capture the fast growth experienced in the domestic Chinese small appliance market.

Our sales in Asia were $4.4 million for the three months ended March 31, 2010, a $3.7 million or 564% increase over the same period in 2009, year over year. Our sales in South America were $4.5 million for the three months ended March 31, 2010, a $3.1 million or 229% increase over the same period in 2009. We believe that the increase in sales in Asia and South America were largely due to emerging wealth in the regions and because those regions experienced less of an impact from the recent financial crisis. In the longer term, we are optimistic about our Asian and South American markets because of their GDP growth and large populations.

Our sales in the U.S. were $3.6 million for the three months ended March 31, 2010, a $1.8 million or 108% increase over the same period in 2009. Our sales in Europe were $2.6 million for the three months ended March 31, 2010, a $1.3 million or 96% increase over the same period in 2009.  Our sales gains in the U.S. and Europe were largely due to Deer gaining market share following the financial crisis.  We believe that many smaller suppliers with limited capital resources had gone out of business, leading to further consolidation in the industry.  In addition, we noticed that buyers increasingly favored companies with strong financial strength, higher quality, sufficient plant capacity, and a track record of prompt delivery.  Buyers placed even greater emphasis on being able to source quality supplies without delays or interruptions.  We utilized this market opportunity to add new accounts and increase sales volume with our existing customers.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2010, increased by $11.8 million or 227% from $5.2 million for the three months ended March 31, 2009, to $17.0 million for the three months ended March 31, 2010.  The increased cost of revenue in 2010 was due to the increase in sales.

Gross Profit

Our gross margin for the three months ended March 31, 2010, was 28.8% compared to 24.1% for the same period in 2009. The increase in gross margin for the three months ended March 31, 2010, compared to the same period in 2009, was due to increased sales in the China domestic market, which has higher margins. Our gross margin is substantially higher in the China domestic market because of the lower household penetration of small household products and trends of emerging wealth. In addition, our higher manufacturing efficiency as a result of higher revenue volume contributed to the increase in gross margin.

Operating Expenses

Selling, general and administrative expenses for the three months ended March 31, 2010, increased by $1.5 million or 279%, from $0.6 million for the three months ended March 31, 2009, to $2.1 million for the three months ended March 31, 2010.  Selling expenses for the three months ended March 31, 2010, increased by 679% or $1.2 million in comparison to the same period in 2009 due to the associated selling costs incurred to generate the significant increase in revenue.  General and administrative expenses for the three months ended March 31, 2010, increased by 82% or $0.3 million in comparison to the same period in 2009 due to an increase in research and development, employee welfare, insurance and travel expenses.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31, 2010, was $29,706 compared to $114,831 for the three months ended March 31, 2009, a decrease of $85,125 or 74.1%. The change is principally due to lower interest expense due to lower borrowings in 2010.

Interest Income

Interest income for the three months ended March 31, 2010, was $91,921 compared to $1,619 for the three months ended March 31, 2009, an increase of $90,302 or 5,558%. The change is principally due to the excess cash invested in interest bearing accounts.

Income Tax Expense

Our effective tax rate for the three months ended March 31, 2010, was 15.7%, as opposed to 28.5% for the three months ended March 31, 2009. In 2009, the PRC government granted the Company this special tax rate because of its high tech enterprise status. These special tax benefits last for three years and can be renewed prior to expiration.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2010, that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

On April 24, 2009, we effected a 1 for 2.3 reverse stock split of our common stock and on October 2, 2009, the Company effected a 2 for 1 forward stock split of our common stock. All share information for common shares was restated retroactively for these stock splits.

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

On December 17, 2009, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $11.00 per share for gross proceeds of $75,900,000.  We paid commissions and fees associated with this offering of $9,931,296 in 2009.  We also paid offering cost of $320,000 related to this offering in 2010.

Cash Flows

At March 31, 2010, we had $75.3 million in cash and cash equivalents on hand.  Our principal demands for liquidity are to increase sales in China, adding capacity, inventory purchase, sales distribution, and general corporate purposes.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.

Net cash flows used in operating activities for the three months ended March 31, 2010, was $1.2 million compared to $0.9 million for the three months ended March 31, 2009. The cash flows from operating activities was principally attributed to the net income generated during the three months ended March 31, 2010, an increase in current liabilities, offset by an increase in our accounts receivable, inventories and advances to suppliers.

We used $2.7 million in investing activities during the three months ended March 31, 2010, principally for construction in process and land use rights (intangible assets).

Cash used in financing activities in the three months ended March 31, 2010, was $0.1 million, which included proceeds from a notes payable and payment of offering costs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

All information required to be reported in a Current Report on Form 8-K during the period covered by this Form 10-Q has been reported.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEER CONSUMER PRODUCTS, INC.
(Registrant)

Date: May 10, 2010	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)