Form 10-K/A
period 2009-12-31
Deer Consumer Products, Inc.
filed 2010-06-18
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Deer Consumer Products, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on March 2, 2010, is being filed in response to certain comments made by the staff of the Securities and Exchange Commission.

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

The State Administration of Foreign Exchange (“SAFE”) issued a public notice in October 2005 (“Circular 75”) requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident who is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. To further clarify the implementation of Circular 75, the SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. We cannot predict fully how Circular 75 will affect our business operations or future strategies because of ongoing uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us. Although the Company believes that its Chinese subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, the Company may not be able to pay dividends outside of China. We do not believe that the Company has incurred a liability because of noncompliance with Circular 75 under SAFE registration procedures, however.

The Company's PRC resident beneficial owners, including our Chairman, have registered with the local SAFE branch as required under SAFE regulations in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. The Company cannot provide any assurances that the existing registrations of these PRC resident beneficial owners have fully complied with all applicable registrations or required approvals. The Company has little control over either our present or prospective direct or indirect PRC resident beneficial owners or the outcome of such registration procedures. The failure or inability of our PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or the Company to fines, legal sanctions and restrictions described above.

On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. Any failure to comply with the relevant registration procedures may affect the effectiveness of the Company's employee stock ownership plans or share option plans and subject the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under PRC foreign exchange regime. To date, all grants of options have been to U.S. citizens. These penalties may subject the Company to fines and legal sanctions, prevent the Company from being able to make distributions or pay dividends, as a result of which the Company's business operations and its ability to distribute profits could be materially and adversely affected.

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

A portion of our expected revenue did decrease due to the economic slowdown in the U.S. and Europe. Our revenues in the fourth quarter of 2008 and the first quarter of 2009 in these geographic areas were lower than our expectation. The fourth quarter is typically our best quarter and can account for as much as 40% of our annual sales due to greater volume for Christmas in the U.S. and the European market. Yet in the fourth quarter of 2008, our sales were only $11.7 million, or roughly 27% of our annual sales. In the first quarter of 2009, our sales were $6.9 million versus $9.1 million for the first quarter of 2008, or a 24% drop in revenue. Our revenues in Europe and North America decreased during the financial crisis as retailers reduced their inventory levels.

However, our revenue also increased in 2009 due to an increase by retailers of their inventory levels commencing in the second quarter of 2009 because retailers realized their inventories were too low relative to consumer demand. At that time, many of our smaller competitors who did not have our capital strength, economies of scale and our low cost production abilities went out of business. Our U.S. revenue increased 49% in 2009, which we largely attribute to a gain in market share from our competitors in 2009 as the demand for our products came back. A weak fourth quarter in 2008 reduced our expected 2008 results. In 2009, the economic environment improved, but our first quarter was still weaker than expected. Our revenue increased 108% in the first quarter of 2010 largely due to improved demand, with Deer continuing to gain market share and experiencing improved revenues when compared to the weak first quarter of 2009.

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

Mr. Ying He, Chairman and Chief Executive Officer
Mr. He was appointed as our Chairman, Chief Executive Officer and President on September 3, 2008 and, as of September 28, 2009, serves exclusively as Chairman and Chief Executive Officer. Mr. He was one of the original founders of Winder Electric Group Ltd. (“Winder”) in 2001, which is now a wholly owned subsidiary of the Company. From June 2006, Mr. He served as the Director of Winder. From July 2001 to August 2006, Mr. He served as the Chairman of Winder. Prior to that time from August 1999 to June 2001, Mr. He worked independently to establish the initial business plan for Winder, including arrangements with future customers, suppliers, vendors, and site determination. Prior to that time, from March 1996 to July 1999, Mr. He served as Chief Executive Officer of Dongguan Xin Dao Mould. From March 1993 to December 1995, Mr. He served as the Senior Manager of Hong Kong Dongjiang Group, Inc. Mr. He obtained his MBA degree from Zhongshan University in 2005. On September 28, 2009, Mr. He voluntarily resigned as President of the Company. Mr. He was one of the Company's original founders and has been a director and executive officer of the Company for over nine years. As a result, he brings extensive knowledge of the operations and long-term strategy of the Company to the Board of Directors. The Board believes that Mr. He's vision, leadership and extensive knowledge of the Company is essential to our future growth. His skills include operations, marketing, business strategy and product development.

Mr. Zongshu Nie, Chief Financial Officer and Director
Mr. Nie was appointed as our Chief Financial Officer on August 20, 2009. Mr. Nie has been a director of the Company since April 29, 2009. From May 2008 to the present time, Mr. Nie has been the Financial Controller of the Company. From 1998 to May 2008, Mr. Nie was the Chief Financial Officer at Xian Tai Plastics Co., Ltd, a manufacturer and exporter of plastics based materials. Mr. Nie received a bachelor’s degree in accounting from the ShaanXi College of Finance and Economics in 1998. Mr. Nie brings to the Board of Directors extensive knowledge of the operations and long-term strategy of both the Company and our industry, in addition to his financial and oversight experience, through his service as Financial Controller of the Company and 10 years of experience as the Chief Financial Officer of Xian Tai Plastics Co., Ltd. His particular skills include financial analysis, industry analysis and operations.

Mr. Edward Hua, Director
Mr. Hua has held various management positions at the Bank of China from 1994 to the present time, and is currently the General Manager of the Treasury Department of the Boc Shenzhen Branch. Mr. Hua holds a Master’s Degree in World Economics from Fudan University and a Senior Economist Certificate from the Bank of China. Mr. Hua has been appointed as the Chairman of our Nominating and Corporate Governance Committee and serves as a member of our Audit Committee and Compensation Committee. Mr. Hua has been a director of the Company since April 29, 2009. Mr. Hua brings to the Board of Directors extensive operations and financial experience based on his 17 years of managerial experience with the Bank of China.

Mr. Arnold Staloff, Director
Mr. Staloff has served as the Chairman of Audit Committee for each of Shiner International, Inc. since 2007; AgFeed Industries, Inc. since 2007 and SmartHeat Inc. since 2008. From December 2005 to May 2007, Mr. Staloff served as Chairman of the Board of SFB Market Systems, Inc., a New Jersey-based company that provides technology solutions for the management and generation of options series data. From March 2003 to December 2005, Mr. Staloff was an independent consultant. From June 1990 to March 2003, Mr. Staloff served as President and Chief Executive Officer of Bloom Staloff Corporation, an equity and options market-making firm and foreign currency options floor broker. Additionally, Mr. Staloff served on the Board of Directors of Lehman Brothers Derivative Products Inc. from 1998 until 2008 and Lehman Brothers Financial Products Inc. from 1994 until 2008. Mr. Staloff holds a Bachelor of Business Administration from the University of Miami. Mr. Staloff has been appointed as the Chairman of our Audit Committee and serves as a member of our Compensation Committee and Nominating and Corporate Governance Committee. Mr. Staloff has been a director of the Company since April 29, 2009. Mr. Staloff brings to the Board of Directors a long and successful business career, with extensive experience at both the management and board levels. His skills include financial analysis and accounting expertise.

Mr. Qi Hua Xu, Director
Mr. Xu, PhD., has been a professor of Aerospace Automation at the China Northwestern Industrial University for over 20 years. Mr. Xu received a bachelor’s degree from China Northwestern Industrial University in Aerospace Automation in July 1980 and a doctorate of Aerospace Automation in July 1987. Mr. Xu has been appointed as the Chairman of our Compensation Committee and serves as a member of our Audit Committee and Nominating and Corporate Governance Committee. Mr. Xu has been a director of the Company since September 28, 2009. Mr. Xu has had a distinguished professional and academic career, bringing to the Board of Directors extensive business and engineering experience. His skills include long-range planning and development, especially as applied to manufacturing automation and systems design.

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

The following table sets forth information concerning the compensation for the years ended December 31, 2009 and 2008 of certain of our executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Ying He	2009	24,660	0	0	0	0	0	0	24,660
Chairman and Chief Executive Officer	2008	24,660	0	0	0	0	0	0	24,660
Walter Zhao(1)	2009	50,000	0	0	230,760	0	0	0	280,760
President	2008	–	–	–	–	–	–	–	–

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers, when no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Dividends

The Company's Chinese subsidiaries have restrictions on the payment of dividends to the Company. China has adopted currency and capital transfer regulations that may require the Company's Chinese subsidiaries to comply with complex regulations for the movement of capital. These regulations include a public notice issued in October 2005 by the State Administration of Foreign Exchange (“SAFE”) requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China.  Although the Company believes its Chinese subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, the Company may not be able to pay dividends outside of China.

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

Note 7 – Stockholders’ Equity

Common Stock

On December 20, 2008, 50HZ, a related party owned by two shareholders of Deer International, transferred intangible assets to the Company in settlement of a related party receivable. The asset’s historical costs could not be corroborated with supporting documentation and was recorded at zero by the Company. The intangible assets consist of patents and trademarks used by the Company. The settlement of the related party receivable was considered a deemed dividend of $3,134,979 to the majority shareholders of the Company as they own 100% of 50HZ.

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

Note 13  - Condensed Financial Information of U.S. Parent

DEER CONSUMER PRODUCTS, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS

Cash and cash equivalents	$3,163,303	$-
Investment in subsidiaries	106,405,710	15,277,593
Other current assets	12,500	-
TOTAL ASSETS	$109,581,513	$15,277,593

LIABILITIES AND STOCKHOLDERS' EQUITY

Advances from subsidiaries	$150,070	$-
TOTAL LIABILITIES	150,070	-

STOCKHOLDERS' EQUITY:
Common Stock	32,632	19,652
Additional paid-in capital	91,111,661	9,329,371
Development funds	1,185,859	542,701
Statutory reserve	2,371,718	1,085,403
Other comprehensive income	2,335,216	2,345,698
Retained Earnings	12,394,357	1,954,768
Total stockholders' equity	109,431,443	15,277,593
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,581,513	$15,277,593

DEER CONSUMER PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Revenue	$-	$-

Cost of Revenue	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	657,327	-
Total operating expenses	657,327	-

Income from operations	(657,327)	-

Non-operating income
Interest income	10,189	-
Equity income in subsidiaries	13,016,230	3,356,784

Total non-operating income	13,026,419	3,356,784

Income before income tax	12,369,092	3,356,784

Income tax	-	-

Net loss	$12,369,092	$3,356,784

DEER CONSUMER PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$12,369,092	$3,356,784
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	333,387	-
Equity income in subsidiaries	(13,016,230)	(3,356,784)
Increase in other assets	(12,500)	-

Net cash used in activities	(326,251)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(78,122,399)	-

Net cash used in investing activities	(78,122,399)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	81,461,883	-
Increase in advances from related party	150,070	-

Net cash provided by financing activities	81,611,953	-

NET INCREASE IN CASH & CASH EQUIVALENTS	3,163,303	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,163,303	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER CONSUMER PRODUCTS, INC.

Date: June 18, 2010	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ying He	Chairman and Chief Executive Officer	June 18, 2010
Ying He	(Principal Executive Officer)

/s/ Zongshu Nie	Chief Financial Officer	June 18, 2010
Zongshu Nie	(Principal Financial and Accounting Officer)

/s/ Edward Hua	Director	June 18, 2010
Edward Hua

/s/ Arnold Staloff	Director	June 18, 2010
Arnold Staloff

/s/ Qi Hua Xu	Director	June 18, 2010
Qi Hua Xu

EXHIBIT INDEX

Exhibit No.	Description
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