Form 10-Q
period 2010-06-30
Deer Consumer Products, Inc.
filed 2010-08-10
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34407

DEER CONSUMER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5526104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China	518057
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,585,058 shares of common stock outstanding as of August 6, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$74,296,844	$79,333,729
Restricted cash	1,830,091	35,701
Accounts receivable	22,909,025	17,070,781
Advances to suppliers	3,443,313	3,299,107
Other receivables	393,213	213,487
Inventories	22,600,352	18,061,282
Other current assets	106,459	12,500
Total current assets	125,579,297	118,026,587

PROPERTY AND EQUIPMENT, net	11,350,720	11,325,999
CONSTRUCTION IN PROGRESS	5,757,356	3,724,337
INTANGIBLE ASSETS, net	768,227	394,684
OTHER ASSETS	10,307	20,073
TOTAL ASSETS	$143,465,907	$133,491,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,140,234	$13,055,110
Other payables	1,267,500	1,061,460
Unearned revenue	1,036,644	1,719,761
Accrued payroll	614,593	1,148,663
Notes payable	7,099,328	6,212,911
Tax and welfare payable	567,894	862,332
Total current liabilities	23,726,193	24,060,237

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 par value; 75,000,000 shares authorized;
33,585,058 and 32,631,748 shares issued and outstanding
at June 30, 2010 and December 31, 2009	33,585	32,632
Additional paid-in capital	90,962,980	91,111,661
Development funds	1,711,765	1,185,859
Statutory reserve	3,423,531	2,371,718
Other comprehensive income	2,733,652	2,335,216
Retained earnings	20,874,201	12,394,357
Total stockholders' equity	119,739,714	109,431,443
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,465,907	$133,491,680

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$34,450,687	$15,310,503	$58,353,144	$22,182,719

Cost of Revenue	24,569,034	11,519,865	41,593,643	16,732,569

Gross profit	9,881,653	3,790,638	16,759,501	5,450,150

Operating expenses
Selling expenses	1,820,456	727,911	3,248,420	911,253
General and administrative expenses	1,089,623	806,323	1,764,689	1,177,904
Total operating expenses	2,910,079	1,534,234	5,013,109	2,089,157

Income from operations	6,971,574	2,256,404	11,746,392	3,360,993

Non-operating income (expense):
Interest expense and financing costs	(19,755)	(110,522)	(49,461)	(225,353)
Interest income	239,139	1,037	331,060	2,656
Other expense	22,824	(2,015)	8,223	(3,896)
Foreign exchange loss	(92,676)	(9,997)	(125,810)	(80,503)

Total non-operating income (expense)	149,532	(121,497)	164,012	(307,096)

Income before income tax	7,121,106	2,134,907	11,910,404	3,053,897

Income tax	1,100,566	420,031	1,852,841	682,147

Net income	6,020,540	1,714,876	10,057,563	2,371,750

Other comprehensive income
Foreign currency translation gain (loss)	363,071	(42,108)	398,436	(62,440)

Comprehensive Income	$6,383,611	$1,672,768	$10,455,999	$2,309,310

Weighted average shares outstanding :
Basic	33,019,662	21,626,413	32,826,777	20,817,208
Diluted	33,703,876	21,706,167	33,729,852	20,876,960

Earnings per share:
Basic	$0.18	$0.08	$0.31	$0.11
Diluted	$0.18	$0.08	$0.30	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,057,563	$2,371,750
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	707,571	707,567
Amortization	9,005	4,716
Stock based compensation	166,695	-
(Increase) / decrease in assets:
Accounts receivable	(5,742,579)	(3,177,512)
Other receivables	(178,052)	68,397
Inventories	(4,445,193)	(678,170)
Due from related party	-	330,974
Advances to suppliers	(130,127)	1,980,585
Other assets	(84,155)	20,792
Increase / (decrease) in current liabilities:
Accounts payable	888,735	211,143
Unearned revenue	(687,059)	(847,621)
Other payables	264,989	462,873
Due to related party	-	(194,491)
Accrued payroll	(536,355)	441,700
Tax and welfare payable	(296,630)	665,060

Net cash provided by (used in) operating activities	(5,592)	2,367,763

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(686,066)	(532)
Acquisition of intangible assets	(379,267)	-
Construction in process	(2,008,746)	(907,615)
Changes in restricted cash	(1,786,204)	109,304
Sale of short-term investments	-	29,302

Net cash used in investing activities	(4,860,283)	(769,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	1,678,439
Proceeds from sale of common stock	-	2,678,000
Offering costs paid	(320,000)	(338,892)
Proceeds from the exercise of warrants	6,951,527	-
Payment on short term loans	-	(3,549,693)
Purchase of treasury shares	(6,945,950)	-

Net cash provided by (used in) financing activities	(314,423)	467,854

Effect of exchange rate changes on cash and cash equivalents	143,413	(44,292)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(5,036,885)	2,021,784

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	79,333,729	2,782,026

CASH & CASH EQUIVALENTS, ENDING BALANCE	$74,296,844	$4,803,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$102,024
Income taxes paid	$1,251,617	$440,315

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

Note 1 - Organization and Basis of Presentation

These unaudited consolidated financial statements were prepared by Deer Consumer Products, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Organization and Line of Business

Deer Consumer Products, Inc., formerly known as Tag Events Corp., (hereinafter referred to as the “Company” or “Deer”) was incorporated in the State of Nevada on July 18, 2006.

On September 3, 2008, the Company entered into a share exchange agreement and plan of reorganization with Deer International Group Ltd. (“Deer International”), a company incorporated under the laws of the British Virgin Islands (“BVI”) on December 3, 2007, and acquired 100% of the shares of Winder Electric Group Ltd. (“Winder”) on March 11, 2008. Winder has a 100% owned subsidiary, Delta International Limited (“Delta”). Winder and Delta were formed and incorporated in the Guangdong Province of the People Republic of China (“PRC”) on July 20, 2001 and February 23, 2006, respectively.

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Deer Technology (AnHui) Co., Ltd. (“Deer Technology”) and Deer International, and its 100% wholly-owned subsidiary Winder and Winder’s wholly-owned subsidiary Delta. All significant inter-company accounts and transactions were eliminated in consolidation.  Deer Technology was incorporated on April 30, 2010, in the AnHui Province.  The Company invested $10 million in Deer Technology and committed to invest another $19.8 million.

The accompanying consolidated financial statements were prepared in conformity with US GAAP. The Company’s Chinese subsidiaries functional currency is the Chinese Yuan Renminbi (RMB); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the Chinese subsidiaries were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries. According to Topic 830, all assets and liabilities were translated at the exchange rate on the respective balance sheet dates, stockholders’ equity is translated at the historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2010 and December 31, 2009, approximately 48% and 46%, respectively, of our accounts receivable was from overseas customers. The Company maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

Investments

The Company purchased various stocks during 2007 and in 2008 the Company was required to purchase an equity fund for a bank loan. The investments were trading securities that were bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All of these stocks were sold during 2009.

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

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

The following are the details of property and equipment at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
		(audited)
Building	$3,411,281	$3,294,109
Equipment	14,762,156	14,312,145
Vehicle	215,395	34,735
Office Equipment	435,286	420,106
	18,824,118	18,061,095
Less accumulated depreciation	(7,473,398)	(6,735,096)

	$11,350,720	$11,325,999

Construction in Progress

Construction in progress consists of costs related to the Company's construction of a new plant, office building and power distribution station. The Company expects to expend an additional $1,770,000 to finish the current projects.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use land and computer software. The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

The following are the details of intangible assets at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
		(audited)
Right to use land	$833,151	$450,335
Computer software	77,221	76,906
Total	910,372	527,241
Less Accumulated amortization	(142,145)	(132,557)

Intangibles, net	$768,227	$394,684

Pursuant to PRC governmental regulations, the Government owns all land. The Company recognized the amounts paid for the rights to use land as an intangible asset. The Company amortizes these rights over their respective periods, which range from 45 to 50 years and computer software is amortized over 1-2 years.

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
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of June 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions within China are not covered by insurance.  The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Unearned Revenue

The Company records payments for goods before all relevant criteria for revenue recognition are satisfied under unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the six months ended June 30, 2010 and 2009 were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the six months ended June 30, 2010 and 2009, were $285,657 and $57,527, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 130,000 options outstanding as of June 30, 2010.

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
For the Six Months Ended June 30, 2010 and 2009
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

Foreign Currency Transactions and Comprehensive Income

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is Chinese RMB. Translation gains of $2,733,652 and $2,335,216 at June 30, 2010 and December 31, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Currency Hedging

The Company entered into a forward exchange agreement with the Bank of China, whereby the Company agreed to sell US dollars to the Bank of China at certain rates. At June 30, 2010, the Company had no outstanding forward exchange contracts.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

Three months ended June 30,	2010		2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	33,019,662	$0.18	21,626,413	$0.08
Effect of dilutive stock options and warrants	684,214	-	79,754	-
Diluted earnings per share	33,703,876	$0.18	21,706,167	$0.08

Six months ended June 30,	2010		2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	32,826,777	$0.31	20,817,208	$0.11
Effect of dilutive stock options and warrants	903,075	(0.01)	59,752	-
Diluted earnings per share	33,729,852	$0.30	20,876,960	$0.11

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

Note 3 – Inventories

Inventories consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
		(audited)
Raw material	$10,974,211	$11,113,055
Work in process	9,066,496	5,236,692
Finished goods	2,559,645	1,711,535
Total	$22,600,352	$18,061,282

Note 4 – Notes Payable

Notes payable at June 30, 2010 and December 31, 2009, consist of multiple bankers’ acceptances from the Bank of China. The terms of the notes range from 3-6 months, bear no interest and pays the bank 0.05% of the note balance as an acceptance fee. The Company deposits 10% of the notes’ par value with the Bank of China, refundable when the notes are re-paid.

Note 5 – Stockholders’ Equity

Treasury Stock

During the quarter ended June 30, 2010, the Company purchased 798,300 shares of its common stock on the open market (treasury shares) for $6,945,950.  The Company accounted for the purchase of these treasury shares using the cost method.  The Company has retired the 798,300 shares that were purchased.

Stock Options

Following is a summary of the options activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	130,000	$10.96	4.98	$45,500
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2010	130,000	$10.96	4.48	$-

Exercisable, June 30, 2010	56,666	$10.96	4.48	$-

The exercise price for options outstanding at June 30, 2010 is as follows:

Number of Options	Exercise Price
130,000	$10.96
130,000

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

Warrants

Following is a summary of warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,759,118	$3.96	2.61	$12,931,146
Granted	-	-
Forfeited	-	-
Exercised	(1,751,610)	3.97
Outstanding, June 30, 2010	7,508	$1.73	1.70	$49,365

Exercisable, June 30, 2010	7,508	$1.73	1.70	$49,365

The exercise price for warrants outstanding at June 30, 2010 is as follows:

Number of Warrants	Exercise Price
7,508	$1.73
7,508

During the three months ended June 30, 2010, certain warrant holders exercised 1,751,610 warrants that resulted in gross proceeds of $6,951,527 to the Company.

Note 6 - Employee Welfare Plan

The total expense for the employee common welfare was $18,733 and $17,726 for the six months ended June 30, 2010 and 2009, respectively.  The Chinese government abolished the 14% welfare plan policy during 2007.  The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $1,051,813 and $253,395, respectively as reserve for the statutory surplus reserve and $525,906 and $126,697 for the development fund for the six months ended June 30, 2010 and 2009, respectively.

Note 8 - Geographical Sales

Geographical distribution of sales is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Geographical Areas	2010	2009	2010	2009

China	$11,376,532	$1,674,260	$17,771,412	$2,129,471
South America	6,886,774	1,902,283	11,427,425	3,280,810
Asia	5,641,665	1,909,456	10,026,064	2,569,581
Europe	4,723,182	2,570,618	7,296,407	3,881,735
Middle East	4,359,474	2,029,455	6,651,291	3,349,045
North America	1,033,543	5,171,476	4,585,720	6,878,781
Africa	429,517	52,955	594,825	93,296
	$34,450,687	$15,310,503	$58,353,144	$22,182,719

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

We operate through our two wholly-owned subsidiaries, Winder, which is a wholly-owned foreign enterprise (“WOFE”) and responsible for research, production and delivery of goods, and Delta, which has transferred all of its material former operations to Winder. We have traditionally acted as both an original equipment manufacturer (“OEM”) and original design manufacturer (“ODM”) for the export market.  On April 30, 2010, we incorporated Deer Technology (AnHui) Co., Ltd. (“Deer Technology”) in the AnHui Province.  We invested $10 million in Deer Technology and have committed to invest another $19.8 million. Deer Technology is engaged in the manufacture and sales of household electric appliances.

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

Revenue Recognition. Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when no other significant obligations exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Currency Hedging.  We entered into a forward exchange agreement with the Bank of China, whereby we have agreed to sell US dollars to the Bank of China at certain rates. Since the contractual rate at which we sell US dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, we have recognized foreign exchange gains. At June 30, 2010, we had no outstanding forward exchange contracts.

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations when we adopt this update on January 1, 2011.

Results of Operations

Three Months Ended June 30, 2010, Compared to the Three Months Ended June 30, 2009:

	Three Months Ended June 30,		$	%
	2010	2009	Change	Change
Revenue	$34,450,687	$15,310,503	$19,140,184	125.0
Cost of revenue	24,569,034	11,519,865	13,049,169	113.3
Gross profit	9,881,653	3,790,638	6,091,015	160.7
Selling, general and administrative expenses	2,910,079	1,534,234	1,375,845	89.7
Interest and financing costs, net	19,755	110,522	(90,767)	(82.1)
Other income (expense)	22,824	(2,015)	24,839	(1,232.7)
Foreign exchange (loss)	(92,676)	(9,997)	(82,679)	827.0
Income tax expense	1,100,566	420,031	680,535	162.0
Net income	6,020,540	1,714,876	4,305,664	251.1

Revenues

Our revenue for the three months ended June 30, 2010, was $34.5 million, an increase of $19.1 million or 125.0% from $15.3 million for the three months ended June 30, 2009. The increase in revenues was a result of us aggressively expanding our sales in the China domestic market and increasing our market shares in the South American, Asian, European and Middle East markets. We increased our China domestic market sales from approximately $1.7 million for the three months ended June 30, 2009 to approximately $11.4 million for the same period in 2010, a 579% increase. Beginning in the latter half of 2009, we increased sales of our products to a prominent national electric appliance retail chain in China with roughly 900 stores. In the first quarter of 2010, we started selling to Wal-Mart stores in the Guandong Province and began ramping up sales to another prominent national electronic appliance retail chain in China with over 1,100 stores. We also added retail locations in other channels such as regional electric appliance retailers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large Chinese banks, telecommunication firms, and postal offices. The results are on pace with management’s plan to capture the fast growth experienced in the domestic Chinese small appliance market.

Our sales in South America were $6.9 million for the three months ended June 30, 2010, a $4.9 million or 262% increase over the same period in 2009.  Our sales in Asia were $5.6 million for the three months ended June 30, 2010, a $3.7 million or 195% increase over the same period in 2009. We believe that the increase in sales in Asia and South America were largely due to emerging wealth in the regions and because those regions experienced less of an impact from the recent financial crisis. In the longer term, we are optimistic about our Asian and South American markets because of their GDP growth and large populations.

Our sales in Europe were $4.7 million for the three months ended June 30, 2010, a $2.2 million or 84% increase over the same period in 2009.  Our sales in the Middle East were $4.4 million for the three months ended June 30, 2010, a $2.3 million or 115% increase over the same period in 2009. Our sales gains in the Europe and the Middle East were largely due to Deer gaining market share following the financial crisis.  Our sales in the U.S. were $1.0 million for the three months ended June 30, 2010, a $4.1 million or 80% decrease over the same period in 2009.  The decrease is due to seasonality of order placement and delivery schedules of our U.S. customers.  On an annual basis, we do not expect to see a slowdown in U.S. sales.

Following the financial crisis, we believe that many smaller suppliers with limited capital resources have gone out of business, leading to further consolidation in the industry.  In addition, we noticed that buyers increasingly favored companies with strong financial strength, higher quality, sufficient plant capacity, and a track record of prompt delivery.  Buyers placed even greater emphasis on being able to source quality supplies without delays or interruptions.  We utilized this market opportunity to add new accounts and increase sales volume with our existing customers.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2010, increased by $13.0 million or 113.3% from $11.5 million for the three months ended June 30, 2009, to $24.6 million for the three months ended June 30, 2010.  The increased cost of revenue in 2010 was due to the increase in sales.

Gross Profit

Our gross margin for the three months ended June 30, 2010, was 28.7% compared to 24.8% for the same period in 2009. The increase in gross margin for the three months ended June 30, 2010, compared to the same period in 2009, was due to increased sales in the China domestic market, which has higher margins. Our gross margin is substantially higher in the China domestic market because of the lower household penetration of small household products and trends of emerging wealth. In addition, our higher manufacturing efficiency as a result of higher revenue volume contributed to the increase in gross margin.

Operating Expenses

Selling, general and administrative expenses for the three months ended June 30, 2010, increased by $1.4 million or 89.7%, from $1.5 million for the three months ended June 30, 2009, to $2.9 million for the three months ended June 30, 2010.  Selling expenses for the three months ended June 30, 2010, increased by 150.1% or $1.1 million in comparison to the same period in 2009 due to the associated selling costs incurred to generate the significant increase in revenue.  General and administrative expenses for the three months ended June 30, 2010, increased by 35.1% or $0.3 million in comparison to the same period in 2009 due to an increase in research and development, employee welfare, insurance and travel expenses.

Interest and Financing Costs

Interest and financing costs for the three months ended June 30, 2010, was $19,755 compared to $110,522 for the three months ended June 30, 2009, a decrease of $90,767 or 82.1%. The change is principally due to lower interest expense due to lower borrowings in 2010.

Interest Income

Interest income for the three months ended June 30, 2010, was $239,139 compared to $1,037 for the three months ended June 30, 2009, an increase of $238,102. The change is principally due to the excess cash invested in interest bearing accounts.

Income Tax Expense

Our effective tax rate for the three months ended June 30, 2010, was 15.5%, as opposed to 19.7% for the three months ended June 30, 2009. In 2009, the PRC government granted the Company this special tax rate because of its high tech enterprise status. These special tax benefits last for three years and can be renewed prior to expiration.

Six Months Ended June 30, 2010, Compared to the Six Months Ended June 30, 2009:

	Six Months Ended June 30,		$	%
	2010	2009	Change	Change
Revenue	$58,353,144	$22,182,719	$36,170,425	163.1
Cost of revenue	41,593,643	16,732,569	24,861,074	148.6
Gross profit	16,759,501	5,450,150	11,309,351	207.5
Selling, general and administrative expenses	5,013,109	2,089,157	2,923,952	140.0
Interest and financing costs, net	49,461	225,353	(175,892)	(78.1)
Other income (expense)	8,223	(3,896)	12,119	(311.1)
Foreign exchange gain (loss)	(125,810)	(80,503)	(45,307)	56.3
Income tax expense	1,852,841	682,147	1,170,694	171.6
Net income	10,057,563	2,371,750	7,685,813	324.1

Revenues

Our revenue for the six months ended June 30, 2010, was $58.4 million, an increase of $36.2 million or 163.1% from $22.2 million for the six months ended June 30, 2009. The increase in revenues was a result of us aggressively expanding our sales in the China domestic market and increasing our market shares in the South American, Asian, European and Middle East markets. We increased our China domestic market sales from approximately $2.2 million for the six months ended June 30, 2009 to approximately $17.8 million for the same period in 2010, a 735% increase. Beginning in the latter half of 2009, we increased sales of our products to a prominent national electric appliance retail chain in China with roughly 900 stores. In the first quarter of 2010, we started selling to Wal-Mart stores in the Guandong Province and began ramping up sales to another prominent national electronic appliance retail chain in China with over 1,100 stores. We also added retail locations in other channels such as regional electric appliance retailers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large Chinese banks, telecommunication firms, and postal offices. The results are on pace with management’s plan to capture the fast growth experienced in the domestic Chinese small appliance market.

Our sales in South America were $11.4 million for the six months ended June 30, 2010, an $8.1 million or 248% increase over the same period in 2009.  Our sales in Asia were $10.0 million for the six months ended June 30, 2010, a $7.5 million or 290% increase over the same period in 2009. We believe that the increase in sales in Asia and South America were largely due to emerging wealth in the regions and because those regions experienced less of an impact from the recent financial crisis. In the longer term, we are optimistic about our Asian and South American markets because of their GDP growth and large populations.

Our sales in Europe were $7.3 million for the six months ended June 30, 2010, a $3.4 million or 88% increase over the same period in 2009.  Our sales in the Middle East were $6.7 million for the six months ended June 30, 2010, a $3.3 million or 99% increase over the same period in 2009. Our sales gains in the Europe and the Middle East were largely due to Deer gaining market share following the financial crisis.  Our sales in the U.S. were $4.6 million for the six months ended June 30, 2010, a $2.3 million or 33% decrease over the same period in 2009.  The decrease is due to seasonality of order placement and delivery schedules of our U.S. customers.  On an annual basis, we do not expect to see a slowdown in U.S. sales.

Following the financial crisis, we believe that many smaller suppliers with limited capital resources have gone out of business, leading to further consolidation in the industry.  In addition, we noticed that buyers increasingly favored companies with strong financial strength, higher quality, sufficient plant capacity, and a track record of prompt delivery.  Buyers placed even greater emphasis on being able to source quality supplies without delays or interruptions.  We utilized this market opportunity to add new accounts and increase sales volume with our existing customers.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2010, increased by $24.9 million or 149% from $16.7 million for the six months ended June 30, 2009, to $41.6 million for the six months ended June 30, 2010.  The increased cost of revenue in 2010 was due to the increase in sales.

Gross Profit

Our gross margin for the six months ended June 30, 2010, was 28.7% compared to 24.6% for the same period in 2009. The increase in gross margin for the six months ended June 30, 2010, compared to the same period in 2009, was due to increased sales in the China domestic market, which has higher margins. Our gross margin is substantially higher in the China domestic market because of the lower household penetration of small household products and trends of emerging wealth. In addition, our higher manufacturing efficiency as a result of higher revenue volume contributed to the increase in gross margin.

Operating Expenses

Selling, general and administrative expenses for the six months ended June 30, 2010, increased by $2.9 million or 140%, from $2.1 million for the six months ended June 30, 2009, to $5.0 million for the six months ended June 30, 2010.  Selling expenses for the six months ended June 30, 2010, increased by 257% or $2.3 million in comparison to the same period in 2009 due to the associated selling costs incurred to generate the significant increase in revenue.  General and administrative expenses for the six months ended June 30, 2010, increased by 50% or $0.6 million in comparison to the same period in 2009 due to an increase in research and development, employee welfare, insurance and travel expenses.

Interest and Financing Costs

Interest and financing costs for the six months ended June 30, 2010, was $49,461 compared to $225,353 for the six months ended June 30, 2009, a decrease of $175,892 or 78.1%. The change is principally due to lower interest expense due to lower borrowings in 2010.

Interest Income

Interest income for the six months ended June 30, 2010, was $331,060 compared to $2,656 for the six months ended June 30, 2009, an increase of $328,404. The change is principally due to the excess cash invested in interest bearing accounts.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2010, was 15.6%, as opposed to 22.3% for the six months ended June 30, 2009. In 2009, the PRC government granted the Company this special tax rate because of its high tech enterprise status. These special tax benefits last for six years and can be renewed prior to expiration.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2010, that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

On May 1, 2009, we completed a closing of a private placement offering of 1,040,000 Units at an offering price of $0.92 per Unit for aggregate gross proceeds of $956,800 to two non-U.S. investors.  Each Unit consisted of one share of our common stock and a three-year warrant to purchase 15% of one share of common stock, or an aggregate of 156,000 shares of common stock, at an exercise price of $1.73 per share.  We also issued warrants to purchase 104,000 shares of common stock to the placement agents.

On May 20, 2009, we completed a closing of a private placement offering of 1,060,000 Units at an offering price of $0.92 per Unit for aggregate gross proceeds of $975,200 to two non-U.S. investors.  Each Unit consisted of one share of our common stock and a three-year warrant to purchase 15% of one share of common stock, or an aggregate of 159,000 shares of common stock, at an exercise price of $1.73 per share.  We also issued warrants to purchase 106,000 shares of common stock to the placement agents.

On September 21, 2009, we completed a private placement offering of 3,000,000 Units at an offering price of $5.00 per Unit for aggregate offering price of $15,000,000 to non-U.S. investors.  Each Unit consisted of one share of our common stock, and a three-year warrant to purchase 30% of one share of our common stock, or an aggregate of 900,000 shares of common stock, at an exercise price of $5.00 per share. A non-U.S. advisor to us received fees of 9% of the gross proceeds and warrants to purchase 300,000 shares of common stock on the same terms as the non-U.S. investors.  In addition, we paid an additional 3% advisory fee in connection with this private placement offering.

On December 17, 2009, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $11.00 per share for gross proceeds of $75,900,000.  We paid commissions and fees associated with this offering of $9,931,296 in 2009.  We also paid offering cost of $320,000 related to this offering in 2010.

During the three months ended June 30, 2010, certain warrant holders exercised 1,751,610 warrants that resulted in gross proceeds of $6,951,527.  Also during the three months ended June 30, 2010, we purchased 798,300 shares of our common stock on the open market (treasury shares) for $6,945,950.

Cash Flows

At June 30, 2010, we had $74.3 million in cash and cash equivalents on hand.  Our principal demands for liquidity are to increase sales in China, adding capacity, inventory purchase, sales distribution, and general corporate purposes.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.

Net cash flows used in operating activities for the six months ended June 30, 2010, was $5,592 compared to cash provided by operating activities of $2.4 million for the six months ended June 30, 2009. The cash flows from operating activities was principally attributed to the net income generated during the six months ended June 30, 2010, an increase in accounts and other payables, offset by an increase in our accounts receivable and inventories and a decrease in current liabilities.

We used $4.9 million in investing activities during the six months ended June 30, 2010, principally for construction in process and land use rights (intangible assets) and an increase in restricted cash.

Cash used in financing activities for the six months ended June 30, 2010, was $0.3 million, which included proceeds from the exercise of warrants offset by the payment of offering costs and the purchase of treasury shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 17, 2010, the Board of Directors authorized the Company to repurchase up to $20 million of the Company’s common stock.  After taking into account all shares repurchased through August 6, 2010, the Company has approximately $13.05 million in aggregate remaining repurchase capacity under the Company’s outstanding repurchase authorization.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  The Company’s stock repurchase program may be suspended or discontinued at any time, and expires two years following the date of authorization.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three-month period ended June 30, 2010:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2010	-	$-	-	$20,000,000
May 1 through May 31, 2010	-	-	-	20,000,000
June 1 through June 30, 2010	798,300	8.70	798,300	13,054,050
Total	798,300	$8.70	798,300

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

DEER CONSUMER PRODUCTS, INC.
(Registrant)

Date: August 10, 2010	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)