Form 10-Q
period 2010-09-30
Deer Consumer Products, Inc.
filed 2010-11-10
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34407

DEER CONSUMER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5526104
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

Area 2, 1/F, Building M-6,
Central High-Tech Industrial Park,
Nanshan, Shenzhen, China	518057
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,590,116 shares of common stock outstanding as of November 8, 2010.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,377,822	$79,333,729
Restricted cash	1,128,314	35,701
Accounts receivable	42,119,937	17,070,781
Advances to suppliers	8,576,188	3,299,107
Other receivables	170,526	213,487
Inventories	21,811,223	18,061,282
Other current assets	159,583	12,500
Total current assets	128,343,593	118,026,587

PROPERTY AND EQUIPMENT, net	12,020,769	11,325,999
CONSTRUCTION IN PROGRESS	6,035,101	3,724,337
INTANGIBLE ASSETS, net	22,997,999	394,684
OTHER ASSETS	448,129	20,073
TOTAL ASSETS	$169,845,591	$133,491,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,168,819	$13,055,110
Other payables	1,441,269	1,061,460
Unearned revenue	2,092,634	1,719,761
Accrued payroll	1,459,646	1,148,663
Notes payable	9,393,419	6,212,911
Tax and welfare payable	2,065,358	862,332
Total current liabilities	38,621,145	24,060,237

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 par value; 75,000,000 shares authorized;
33,590,116 and 32,631,748 shares issued and outstanding
at September 30, 2010 and December 31, 2009	33,590	32,632
Additional paid-in capital	91,055,073	91,111,661
Development funds	2,205,163	1,185,859
Statutory reserve	4,410,327	2,371,718
Other comprehensive income	4,860,662	2,335,216
Retained earnings	28,659,631	12,394,357
Total stockholders' equity	131,224,446	109,431,443
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$169,845,591	$133,491,680

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$55,263,309	$26,541,039	$113,616,453	$48,723,758

Cost of Revenue	39,417,477	20,670,731	81,011,120	37,403,300

Gross profit	15,845,832	5,870,308	32,605,333	11,320,458

Operating expenses
Selling expenses	2,756,357	960,013	6,004,777	1,871,266
General and administrative expenses	1,480,948	429,656	3,245,637	1,607,560
Total operating expenses	4,237,305	1,389,669	9,250,414	3,478,826

Income from operations	11,608,527	4,480,639	23,354,919	7,841,632

Non-operating income (expense):
Interest expense and financing costs	(35,977)	(50,174)	(85,438)	(275,527)
Interest income	188,754	63,698	519,814	66,354
Other income	9,227	8,894	17,450	4,998
Foreign exchange gain (loss)	(758,621)	288,461	(884,431)	207,958

Total non-operating income (expense)	(596,617)	310,879	(432,605)	3,783

Income before income tax	11,011,910	4,791,518	22,922,314	7,845,415

Income tax	1,746,286	668,745	3,599,127	1,350,892

Net income	9,265,624	4,122,773	19,323,187	6,494,523

Other comprehensive income
Foreign currency translation gain (loss)	2,127,010	57,012	2,525,446	(5,428)

Comprehensive Income	$11,392,634	$4,179,785	$21,848,633	$6,489,095

Weighted average shares outstanding :
Basic	33,585,553	22,730,722	33,082,481	21,462,056
Diluted	33,591,108	23,266,256	33,654,774	21,908,490

Earnings per share:
Basic	$0.28	$0.18	$0.58	$0.30
Diluted	$0.28	$0.18	$0.57	$0.30

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,323,187	$6,494,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,084,183	1,072,586
Amortization	102,243	7,076
Stock based compensation	250,042	-
(Increase) / decrease in assets:
Accounts receivable	(24,271,068)	(3,194,307)
Other receivables	46,505	294,584
Inventories	(3,321,876)	(4,650,620)
Due from related party	-	331,019
Advances to suppliers	(5,119,133)	1,247,216
Other assets	(567,302)	25,695
Increase / (decrease) in current liabilities:
Accounts payable	11,693,505	719,113
Unearned revenue	331,838	(47,897)
Other payables	344,756	901,444
Due to related party	-	(194,529)
Accrued payroll	282,499	859,787
Tax and welfare payable	1,164,803	101,915

Net cash provided by operating activities	1,344,182	3,967,605

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,539,295)	(1,486,891)
Acquisition of intangible assets	(22,305,052)	-
Construction in process	(2,195,791)	(1,319,539)
Changes in restricted cash	(1,072,919)	199,948
Sale of short-term investments	-	29,318

Net cash used in investing activities	(27,113,057)	(2,577,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	1,724,933
Proceeds from sale of common stock	-	17,678,000
Offering costs paid	(320,000)	(2,213,892)
Proceeds from the exercise of warrants	6,960,278	22,387
Payment on short term loans	-	(3,550,177)
Purchase of treasury shares	(6,945,950)	-

Net cash provided by (used in) financing activities	(305,672)	13,661,251

Effect of exchange rate changes on cash and cash equivalents	1,118,640	(535)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(24,955,907)	15,051,157

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	79,333,729	2,782,026

CASH & CASH EQUIVALENTS, ENDING BALANCE	$54,377,822	$17,833,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$116,315
Income taxes paid	$2,170,198	$565,418

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

Note 1 - Organization and Basis of Presentation

These unaudited consolidated financial statements were prepared by Deer Consumer Products, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Deer Technology (AnHui) Co., Ltd. (“Deer Technology”), Anlin Technology (Anhui) Co. Ltd (“Anlin”) and Deer International, and its 100% wholly-owned subsidiary Winder and Winder’s wholly-owned subsidiary Delta. All significant inter-company accounts and transactions were eliminated in consolidation. Deer Technology was incorporated on April 30, 2010, in the AnHui Province and the Company invested $29.8 million into Deer Technology. Anlin was incorporated on April 30, 2010, in the AnHui Province and the Company invested $10.2 million into Anlin.

The accompanying consolidated financial statements were prepared in conformity with US GAAP. The functional currency of the Company’s China subsidiaries is the Chinese Yuan Renminbi (RMB); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Foreign Currency Translation

The accounts of the Company’s China subsidiaries are maintained in RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the China subsidiaries were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the China subsidiaries. According to Topic 830, all assets and liabilities were translated at the exchange rate on the respective balance sheet dates, stockholders’ equity is translated at the historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of six months or less.

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender and monies restricted under a letter of credit and a bank acceptance.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2010 and December 31, 2009, approximately 42% and 46%, respectively, of our accounts receivable was from overseas customers. The Company maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
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

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

The following are the details of property and equipment at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
		(audited)
Building	$3,466,862	$3,294,109
Equipment	15,841,670	14,312,145
Vehicle	218,905	34,735
Office equipment	469,507	420,106
	19,996,944	18,061,095
Less accumulated depreciation	(7,976,175)	(6,735,096)

	$12,020,769	$11,325,999

Construction in Progress

Construction in progress consists of costs related to the Company's construction of a new plant, office building and power distribution station. The Company expects to expend an additional $1,650,000 to finish the current projects.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

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

The following are the details of intangible assets at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
		(audited)
Right to use land	$23,158,839	$450,335
Computer software	78,478	76,906
Total	23,237,317	527,241
Less accumulated amortization	(239,318)	(132,557)

Intangibles, net	$22,997,999	$394,684

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
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

▪	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of September 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2010 and 2009, were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the three months ended September 30, 2010 and 2009, were $244,380 and $5,377, respectively, and for the nine months ended September 30, 2010 and 2009, were $500,963 and $62,904, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 130,000 options outstanding as of September 30, 2010.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

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

Foreign Currency Transactions and Comprehensive Income

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s China subsidiaries is Chinese RMB. Translation gains of $4,860,662 and $2,335,216 at September 30, 2010 and December 31, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Currency Hedging

The Company from time-to-time may enter into forward exchange agreements with the Bank of China, whereby the Company agrees to sell US dollars to the Bank of China at certain rates. At September 30, 2010, the Company had no outstanding forward exchange contracts.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

Three months ended September 30,	2010		2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	33,585,553	$0.28	22,730,722	$0.18
Effect of dilutive stock options and warrants	5,555	-	535,534	-
Diluted earnings per share	33,591,108	$0.28	23,266,256	$0.18

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

Nine months ended September 30,	2010		2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	33,082,481	$0.58	21,462,056	$0.30
Effect of dilutive stock options and warrants	572,293	(0.01)	446,434	-
Diluted earnings per share	33,654,774	$0.57	21,908,490	$0.30

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

Recent Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative US GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in the Notes to the Consolidated Financial Statements.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

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

Note 3 – Inventories

Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
		(audited)
Raw material	$8,123,122	$11,113,055
Work in process	10,743,961	5,236,692
Finished goods	2,944,140	1,711,535
Total	$21,811,223	$18,061,282

Note 4 – Notes Payable

Notes payable at September 30, 2010 and December 31, 2009, consist of multiple bankers’ acceptances from the Bank of China. The terms of the notes range from 3-6 months, bear no interest and pays the bank 0.05% of the note balance as an acceptance fee. The Company deposits 10% of the notes’ par value with the Bank of China, refundable when the notes are re-paid and accounted for as restricted cash in the accompanied consolidated financial statements.

Note 5 – Stockholders’ Equity

Treasury Stock

During the quarter ended June 30, 2010, the Company purchased 798,300 shares of its common stock on the open market (treasury shares) for $6,945,950. The Company accounted for the purchase of these treasury shares using the cost method. The Company has retired the 798,300 shares that were purchased.

Stock Options

Following is a summary of the options activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	130,000	$10.96	4.98	$45,500
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2010	130,000	$10.96	4.23	$-

Exercisable, September 30, 2010	56,666	$10.96	4.23	$-

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

The exercise price for options outstanding at September 30, 2010, is as follows:

Number of Options	Exercise Price
130,000	$10.96
130,000

Warrants

Following is a summary of warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,759,114	$3.96	2.61	$12,931,146
Granted	-	-
Forfeited	-	-
Exercised	(1,756,668)	$3.96
Outstanding, September 30, 2010	2,446	$1.73	1.50	$19,287

Exercisable, September 30, 2010	2,446	$1.73	1.50	$19,287

The exercise price for warrants outstanding at September 30, 2010, is as follows:

Number of Warrants	Exercise Price
2,446	$1.73
2,446

During the nine months ended September 30, 2010, certain warrant holders exercised 1,756,668 warrants that resulted in gross proceeds of $6,960,278 to the Company.

Note 6 - Employee Welfare Plan

The total expense for the employee common welfare was $81,327 and $32,510 for the nine months ended September 30, 2010 and 2009, respectively. The PRC government abolished the 14% welfare plan policy during 2007. The Company is not required to establish welfare and common welfare reserves.

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
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

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

The Company appropriated $2,038,609 and $633,320, respectively, as reserve for the statutory surplus reserve and $1,019,304 and $316,660, respectively, as reserve for the development fund for the three and nine months ended September 30, 2010 and 2009, respectively.

Note 8 - Geographical Sales

Geographical distribution of sales is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Geographical Areas	2010	2009	2010	2009

China	$23,344,687	$2,888,011	$41,116,099	$5,017,482
South America	8,292,216	3,845,583	19,719,641	7,126,393
Asia	9,293,129	2,364,182	19,319,193	4,933,763
Europe	5,768,105	4,047,740	13,064,512	7,929,475
Middle East	5,534,332	3,601,564	12,185,623	6,950,609
North America	2,369,655	9,456,088	6,955,375	16,334,869
Africa	661,185	337,871	1,256,010	431,167
	$55,263,309	$26,541,039	$113,616,453	$48,723,758

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

We operate through our two wholly-owned subsidiaries, Winder, which is a wholly-owned foreign enterprise (“WOFE”) and responsible for research, production and delivery of goods, and Delta, which has transferred all of its material former operations to Winder. We have traditionally acted as both an original equipment manufacturer (“OEM”) and original design manufacturer (“ODM”) for the export market. On April 30, 2010, we incorporated Deer Technology (AnHui) Co., Ltd. (“Deer Technology”) in the AnHui Province. We invested $29.8 million in Deer Technology. Deer Technology is engaged in the manufacture and sales of household electric appliances. Also on April 30, 2010, we incorporated Anlin Technology (Anhui) Co. Ltd (“Anlin”) in the AnHui Province. We invested $10.2 million in Anlin. Anlin is engaged in the manufacture and sales of household electric appliances.

We are positioning Deer to continue to target the China domestic market by expanding our production and manufacturing facilities. We are currently investing in a new factory located in the Wuhu area of central China. Wuhu is located in China's east coast, on the banks of the Yangtze River, within hours from Shanghai and Nanjing, which are some of China's most populous and economically developed regions. Wuhu is also close in proximity to raw material suppliers as well as end user buyers such as two of China's largest domestic retailers and current customers of the Company – SuNing and Gome. The new factory is anticipated to be completed in 2011 and will increase our production capacity by 40%. We paid approximately $22.2 million in the third quarter of 2010 to secure the land use rights for our new factory.

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

Currency Hedging. From time-to-time, we may enter into forward exchange agreements with the Bank of China, whereby we agree to sell US dollars to the Bank of China at certain rates. At September 30, 2010, we had no outstanding forward exchange contracts.

Recent Accounting Pronouncements

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative US GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in the Notes to the Consolidated Financial Statements.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Results of Operations

Three Months Ended September 30, 2010, Compared to the Three Months Ended September 30, 2009:

	Three Months Ended September 30,		$	%
	2010	2009	Change	Change
Revenue	$55,263,309	$26,541,039	$28,722,270	108.2
Cost of revenue	39,417,477	20,670,731	18,746,746	90.7
Gross profit	15,845,832	5,870,308	9,975,524	169.9
Selling, general and administrative expenses	4,237,305	1,389,669	2,847,636	204.9
Interest and financing costs	35,977	50,174	(14,197)	(28.3)
Interest income	188,754	63,698	125,056	196.3
Foreign exchange gain (loss)	(758,621)	288,461	(1,047,082)	(363.0)
Income tax expense	1,746,286	668,745	1,077,541	161.1
Net income	9,265,624	4,122,773	5,142,851	124.7

Revenues

Our revenue for the three months ended September 30, 2010, was $55.3 million, an increase of $28.7 million or 108.2% from $26.5 million for the three months ended September 30, 2009. The increase in revenues was a result of us aggressively expanding our sales in the China domestic market and increasing our market shares in the Asian, South American, Middle East and European markets. We increased our China domestic market sales from $2.9 million for the three months ended September 30, 2009, to $23.3 million for the same period in 2010, a 708.3% increase. Beginning in the latter half of 2009, we increased sales of our products to a prominent national electric appliance retail chain in China with roughly 900 stores. In the first quarter of 2010, we started selling to Wal-Mart stores in the Guandong Province and began ramping up sales to another prominent national electronic appliance retail chain in China with over 1,100 stores. We also added retail locations in other channels such as regional electric appliance retailers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. The results are on pace with management’s plan to capture the fast growth experienced in the China domestic small appliance market.

Our sales in Asia were $9.3 million for the three months ended September 30, 2010, a $6.9 million or 293.1% increase over the same period in 2009. Our sales in South America were $8.3 million for the three months ended September 30, 2010, a $4.4 million or 115.6% increase over the same period in 2009. We believe the increase in sales in Asia and South America were largely due to emerging wealth in the regions and because those regions experienced less of an impact from the recent financial crisis. In the longer term, we are optimistic about our Asian and South American markets because of their GDP growth and large populations.

Our sales in Europe were $5.8 million for the three months ended September 30, 2010, a $1.7 million or 42.5% increase over the same period in 2009. Our sales in the Middle East were $5.5 million for the three months ended September 30, 2010, a $1.9 million or 53.7% increase over the same period in 2009. Our sales gains in Europe and the Middle East were largely due to Deer gaining market share following the financial crisis. Our sales in the U.S. were $2.4 million for the three months ended September 30, 2010, a $7.1 million or 74.9% decrease over the same period in 2009. The economic recovery in the U.S. has been slower than anticipated and our U.S. customers placed orders as expected based on the slow recovery. We expect our U.S. revenues to recover in 2011 as the economic recovery progresses and we continue to pursue new large U.S. customers.

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

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2010, increased by $18.7 million or 90.7% from $20.7 million for the three months ended September 30, 2009, to $39.4 million for the three months ended September 30, 2010. The increased cost of revenue in 2010 was due to the increase in sales.

Gross Profit

Our gross margin for the three months ended September 30, 2010, was 28.7% compared to 22.1% for the same period in 2009. The increase in gross margin for the three months ended September 30, 2010, compared to the same period in 2009, was due to increased sales in the China domestic market, which has higher margins. Our gross margin is substantially higher in the China domestic market because of the lower household penetration of small household products and trends of emerging wealth. In addition, our higher manufacturing efficiency as a result of higher revenue volume contributed to the increase in gross margin.

Operating Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010, increased by $2.8 million or 204.9%, from $1.4 million for the three months ended September 30, 2009, to $4.2 million for the three months ended September 30, 2010. Selling expenses for the three months ended September 30, 2010, increased by 187.1% or $1.8 million in comparison to the same period in 2009 due to the associated selling costs incurred to generate the significant increase in revenue. General and administrative expenses for the three months ended September 30, 2010, increased by 244.7% or $1.1 million in comparison to the same period in 2009 due to an increase in research and development, trade shows, insurance and travel expenses.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2010, was $35,977 compared to $50,174 for the three months ended September 30, 2009, a decrease of $14,197 or 28.3%. The change is principally due to lower interest expense due to lower borrowings in 2010.

Interest Income

Interest income for the three months ended September 30, 2010, was $188,754 compared to $63,698 for the three months ended September 30, 2009, an increase of $125,056. The change is principally due to the excess cash invested in interest bearing accounts.

Foreign Exchange Gain (Loss)

Foreign exchange loss for the three months ended September 30, 2010, was $0.8 million compared to foreign exchange gain of $0.3 million for the three months ended September 30, 2009, a decrease of $1.0 million. The change is principally due to foreign exchange rate fluctuations.

Income Tax Expense

Our effective tax rate for the three months ended September 30, 2010, was 15.9%, as opposed to 14.0% for the three months ended September 30, 2009. In 2009, the PRC government granted the Company this special tax rate because of its high tech enterprise status. These special tax benefits last for three years and can be renewed prior to expiration.

Nine Months Ended September 30, 2010, Compared to the Nine Months Ended September 30, 2009:

	Nine Months Ended September 30,		$	%
	2010	2009	Change	Change
Revenue	$113,616,453	$48,723,758	$64,892,695	133.2
Cost of revenue	81,011,120	37,403,300	43,607,820	116.6
Gross profit	32,605,333	11,320,458	21,284,875	188.0
Selling, general and administrative expenses	9,250,414	3,478,826	5,771,588	165.9
Interest and financing costs	85,438	275,527	(190,089)	(69.0)
Interest income	519,814	66,354	453,460	683.4
Foreign exchange gain (loss)	(884,431)	207,958	(1,092,389)	(525.3)
Income tax expense	3,599,127	1,350,892	2,248,235	166.4
Net income	19,323,187	6,494,523	12,828,664	197.5

Revenues

Our revenue for the nine months ended September 30, 2010, was $113.6 million, an increase of $64.9 million or 133.2% from $48.7 million for the nine months ended September 30, 2009. The increase in revenues was a result of us aggressively expanding our sales in the China domestic market and increasing our market shares in the Asian, South American, Middle East and European markets. We increased our China domestic market sales from $5.0 million for the nine months ended September 30, 2009, to $41.1 million for the same period in 2010, a 719.5% increase. Beginning in the latter half of 2009, we increased sales of our products to a prominent national electric appliance retail chain in China with roughly 900 stores. In the first quarter of 2010, we started selling to Wal-Mart stores in the Guandong Province and began ramping up sales to another prominent national electronic appliance retail chain in China with over 1,100 stores. We also added retail locations in other channels such as regional electric appliance retailers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. The results are on pace with management’s plan to capture the fast growth experienced in the China domestic small appliance market.

Our sales in South America were $19.7 million for the nine months ended September 30, 2010, a $12.6 million or 176.7% increase over the same period in 2009. Our sales in Asia were $19.3 million for the nine months ended September 30, 2010, a $14.4 million or 291.6% increase over the same period in 2009. We believe the increase in sales in South America and Asia were largely due to emerging wealth in the regions and because those regions experienced less of an impact from the recent financial crisis. In the longer term, we are optimistic about our South American and Asian markets because of their GDP growth and large populations.

Our sales in Europe were $13.1 million for the nine months ended September 30, 2010, a $5.1 million or 64.8% increase over the same period in 2009. Our sales in the Middle East were $12.2 million for the nine months ended September 30, 2010, a $5.2 million or 75.3% increase over the same period in 2009. Our sales gains in Europe and the Middle East were largely due to Deer gaining market share following the financial crisis. Our sales in the U.S. were $7.0 million for the nine months ended September 30, 2010, a $9.4 million or 57.4% decrease over the same period in 2009. The economic recovery in the U.S. has been slower than anticipated and our U.S. customers placed orders as expected based on the slow recovery. We expect our U.S. revenues to recover in 2011 as the economic recovery progresses and we continue to pursue new large U.S. customers.

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

Cost of Revenue

Our cost of revenue for the nine months ended September 30, 2010, increased by $43.6 million or 116.6% from $37.4 million for the nine months ended September 30, 2009, to $81.0 million for the nine months ended September 30, 2010. The increased cost of revenue in 2010 was due to the increase in sales.

Gross Profit

Our gross margin for the nine months ended September 30, 2010, was 28.7% compared to 23.2% for the same period in 2009. The increase in gross margin for the nine months ended September 30, 2010, compared to the same period in 2009, was due to increased sales in the China domestic market, which has higher margins. Our gross margin is substantially higher in the China domestic market because of the lower household penetration of small household products and trends of emerging wealth. In addition, our higher manufacturing efficiency as a result of higher revenue volume contributed to the increase in gross margin.

Operating Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2010, increased by $5.8 million or 165.9%, from $3.5 million for the nine months ended September 30, 2009, to $9.3 million for the nine months ended September 30, 2010. Selling expenses for the nine months ended September 30, 2010, increased by 220.9% or $4.1 million in comparison to the same period in 2009 due to the associated selling costs incurred to generate the significant increase in revenue. General and administrative expenses for the nine months ended September 30, 2010, increased by 101.9% or $1.6 million in comparison to the same period in 2009 due to an increase in research and development, trade shows, insurance and travel expenses.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2010, was $85,438 compared to $275,527 for the nine months ended September 30, 2009, a decrease of $190,089 or 69.0%. The change is principally due to lower interest expense due to lower borrowings in 2010.

Interest Income

Interest income for the nine months ended September 30, 2010, was $519,814 compared to $66,354 for the nine months ended September 30, 2009, an increase of $453,460. The change is principally due to the excess cash invested in interest bearing accounts.

Foreign Exchange Gain (Loss)

Foreign exchange loss for the nine months ended September 30, 2010, was $0.9 million compared to foreign exchange gain of $0.2 million for the nine months ended September 30, 2009, a decrease of $1.1 million. The change is principally due to foreign exchange rate fluctuations.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2010, was 15.7%, as opposed to 17.23% for the nine months ended September 30, 2009. In 2009, the PRC government granted the Company this special tax rate because of its high tech enterprise status. These special tax benefits last for six years and can be renewed prior to expiration.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2010, that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

On May 1, 2009, we completed a closing of a private placement offering of 1,040,000 Units (as defined below) at an offering price of $0.92 per Unit for aggregate gross proceeds of $956,800 to two non-U.S. investors. Each Unit consisted of one share of our common stock and a three-year warrant to purchase 15% of one share of common stock, or an aggregate of 156,000 shares of common stock, at an exercise price of $1.73 per share. We also issued warrants to purchase 104,000 shares of common stock to the placement agents.

On May 20, 2009, we completed a closing of a private placement offering of 1,060,000 Units (as defined below) at an offering price of $0.92 per Unit for aggregate gross proceeds of $975,200 to two non-U.S. investors. Each Unit consisted of one share of our common stock and a three-year warrant to purchase 15% of one share of common stock, or an aggregate of 159,000 shares of common stock, at an exercise price of $1.73 per share. We also issued warrants to purchase 106,000 shares of common stock to the placement agents.

On September 21, 2009, we completed a private placement offering of 3,000,000 Units (as defined below) at an offering price of $5.00 per Unit for aggregate offering price of $15,000,000 to non-U.S. investors. Each Unit consisted of one share of our common stock, and a three-year warrant to purchase 30% of one share of our common stock, or an aggregate of 900,000 shares of common stock, at an exercise price of $5.00 per share. A non-U.S. advisor to us received fees of 9% of the gross proceeds and warrants to purchase 300,000 shares of common stock on the same terms as the non-U.S. investors. In addition, we paid an additional 3% advisory fee in connection with this private placement offering.

On December 17, 2009, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $11.00 per share for gross proceeds of $75,900,000. We paid commissions and fees associated with this offering of $9,931,296 in 2009. We also paid offering cost of $320,000 related to this offering in 2010.

During the nine months ended September 30, 2010, certain warrant holders exercised 1,756,668 warrants that resulted in gross proceeds of $6,960,278. Also during the nine months ended September 30, 2010, we purchased 798,300 shares of our common stock on the open market (treasury shares) for $6,945,950.

Cash Flows

At September 30, 2010, we had $54.4 million in cash and cash equivalents on hand. Our principal demands for liquidity are to increase sales in China, adding capacity, inventory purchase, sales distribution and general corporate purposes. We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.

Net cash flows provided by operating activities for the nine months ended September 30, 2010, was $1.3 million compared to cash provided by operating activities of $4.0 million for the nine months ended September 30, 2009. The cash flows from operating activities was principally attributed to the net income generated during the nine months ended September 30, 2010, an increase in accounts payables, offset by an increase in our accounts receivable, inventories and advances to suppliers. The increase in account receivable is within expectations as we continue to increase sales in the China domestic markets. The higher margin in the China domestic markets typically requires payment terms for as long as seven to eight months from the date of shipments. We historically have not experienced significant bad debts from our customers; therefore, we believe our current receivables are manageable and within expectations.

We used $27.1 million in investing activities during the nine months ended September 30, 2010, principally for the purchase of land use rights (intangible assets) for our new production and manufacturing facility that will be located in the Wuhu area in central China.

Cash used in financing activities for the nine months ended September 30, 2010, was $0.3 million, which included proceeds from the exercise of warrants offset by the payment of offering costs and the purchase of treasury shares.

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

DEER CONSUMER PRODUCTS, INC.
(Registrant)

Date: November 10, 2010	By:	/s/ Ying He
Ying He
Chief Executive Officer
(Principal Executive Officer)