Form 10-K
period 2010-12-31
Deer Consumer Products, Inc.
filed 2011-03-10
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark one)

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
(86) 755-8602-8285
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒

At June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $135,675,000, based on the last sale price of the registrant’s common stock. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

At March 7, 2011, there were 33,592,562 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Deer Consumer Products, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Deer,” the “Company,” “we,” “us” and “our” refer to Deer Consumer Products, Inc. (“Deer”) and its subsidiaries.  This report contains forward-looking statements regarding Deer that include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets, and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

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

Additionally, this report contains statistical data that we obtained from various publicly available government publications and industry-specific third party reports. Statistical data in these publications also include projections based on a number of assumptions. The rapidly changing nature of our customers' industries results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our market. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

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

PART I

Item 1.  Business

General

We are a leading Chinese designer, manufacturer and seller of quality small home and kitchen electric appliances. We develop, promote, manufacture and sell a broad range of stylish, safe and easy to use products including blenders, juicers and soy milk makers that are designed to make today’s lifestyles simpler and healthier. Our products are sold both in the China domestic market and to export markets. In the China domestic market, our products target China’s growing middle class and are sold primarily under the Deer brand name (德尔) as well as under one store brand for a retailer’s private label programs. In the export market, we manufacture our products for leading overseas consumer products companies who sell them under brand names including Black & Decker® and Betty Crocker Kitchens, as well as store brands for retailer’s private label programs.

Historically, we have served as an Original Design Manufacturer (ODM) and an Original Equipment Manufacturer (OEM) for leading international consumer product companies. In 2010, 57% of our revenues were from the export market. Since inception, we have focused on establishing and growing relationships with our leading international customer base including Focus Electrics Group, which offers Back to Basics and West Bend products, Applica Incorporated, which offers Black & Decker® products, and Sattar. Our experience in the export business has also enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue the highly attractive domestic market opportunity.

While we have traditionally generated the majority of our sales in the export market, urbanization, rising family incomes and increased living standards have spurred demand for small appliances in China. In order to capture this market opportunity, we introduced the Deer brand (德尔) of appliances to the China domestic market in April 2008. We believe that the Deer brand (德尔) will grow significantly as the domestic demand for our products increases in China with increased living standards. In addition to expanding our footprint in China, we are also expanding into emerging growth markets in South America, Asia, Africa and the Middle East. We sell our products to distributors and directly to customers and our products are found worldwide.

We believe Deer is positioned to become a leading brand in China’s rapidly growing small home and kitchen electric appliance sector and will continue to be a leading international ODM and OEM. Despite the global recession in 2008 and 2009, we believe that we were able to maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our ODM and OEM products, our excellent relationships with our large customers and our aggressive expansion in China, South America, Asia, Africa and the Middle East.

We were incorporated in Nevada on July 8, 2006, under the name of Tag Events Corp., as a musical event organization and promotion company with minimal operations. On September 3, 2008, we changed our name to Deer Consumer Products, Inc. and entered into and consummated a series of agreements that resulted in the acquisition of all of the ordinary shares of Deer International Group Ltd., a corporation organized under the laws of the British Virgin Islands (“Deer International”), parent of its wholly owned subsidiary, Winder Electric Group Ltd. (“Winder”), which is a wholly foreign-owned enterprise (“WFOE”) and responsible for research, production and delivery of goods, and Delta International Limited (“Delta”), which has transferred all of its material former operations to Winder.

The acquisition of Deer International’s ordinary shares was accomplished pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated September 3, 2008 (the “Share Exchange Agreement”), by and between Deer International and the Company. Pursuant to the Share Exchange Agreement, we acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, in exchange for the issuance of an aggregate of 18,050,000 shares (15,695,706 after giving effect to stock splits) of our common stock to the shareholders of Deer International (the “Share Exchange”). Concurrently with the closing of the transactions contemplated by the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Crescent Liu, our former Director and Chief Executive Officer, pursuant to which he returned 5,950,000 shares (5,173,914 shares after giving effect to stock splits) of our common stock to us for cancellation. Mr. Liu was not compensated in any way for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had an aggregate of 22,600,000 (19,652,226 shares after giving effect to stock splits) shares of common stock issued and outstanding.

We continue to target the China domestic market by expanding our production and manufacturing facilities. We incorporated two new subsidiaries of Winder, Deer Technology (AnHui) Co., Ltd. (“Deer Technology”) and Anlin Technology (AnHui) Co., Ltd. (“Anlin Technology”), on April 30, 2010, for the purpose of establishing a new factory located in the Wuhu area of AnHui Province in central China. Wuhu is located on the banks of the Yangtze River within hours from Shanghai and Nanjing, which are some of China’s most populous and economically developed regions. This central location will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and distribution center will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market. We anticipate that the new factory will be completed in 2011.

Our principal offices are located at Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057.  Our telephone number is (86) 755-8602-8285. Our website is located at www.deerinc.com. Copies of our annual, quarterly and current reports and any amendments to these reports filed with or furnished to the SEC are available free of charge through our website at www.deerinc.com as soon as reasonably practicable after filing with the SEC. We make available free of charge on our website our Code of Conduct and charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Products

We manufacture small home and kitchen electric appliances for the consumer market in China and for export markets. Our largest selling products are blenders and juice extractors, which accounted for 49% and 22%, respectively, of our revenues in 2010, 51% and 21%, respectively, of our revenues in 2009, and 70% and 22%, respectively, of our revenues in 2008. Our other products include soy milk makers, food processors, popcorn makers, meat grinders, coffee machines and hot water kettles. We also plan to expand our product line into other growing appliance segments specific to different regions, such as humidifiers and dehumidifiers, which we introduced in 2010. Over the last nine years, our product portfolio has included over 250 different product varieties.

We offer ODM, OEM and Original Brand Manufacturing (OBM) products:

•
We design and manufacture ODM products which are sold to customers. These products accounted for 85%, 85% and 75% of our total export market revenue for 2010, 2009 and 2008, respectively. These products are sold primarily to large, international overseas consumer products companies who sell them under brand names such as Black & Decker®. We provide our ODM customers with a research, design and development solution to address their home and kitchen electronic appliance needs. Our research and development team can work alone or in tandem with a customer’s product design group to create new designs. We own all the tooling and own or have an exclusive perpetual license to use all of the intellectual property and designs for our ODM products. Because of our design and development solution, our rights to use the product design and ownership of the tooling, customers that purchase ODM products tend to be less likely to switch suppliers relative to customers that purchase OEM products. Most of our largest customers are ODM customers and we have ongoing dialogue with them regarding potential new products. Most customers pay for the tooling and thus are incentivized financially to continue to buy the products from us.

•	OEM products are outsourced by electrical appliance manufacturers to us for production. We produce appliances for these clients based on their custom specifications and designs.

•	OBM products are designed, manufactured and sold by us under the Deer brand name (德尔). These products are sold primarily through agents to domestic Chinese retailers for sale in China.

Our products have obtained the requisite safety approvals for sale in export markets including: CE (European Union), GS (Germany), ETL/UL/CUL (North America) and CB (International). Management believes that domestically, our products retail for significantly less than the price of imports of comparable quality and at slight discount to the products of other domestic brands because of our cost-saving ability to produce components in-house. We offer an extensive array of products with varying sizes, functionality, price points and applications. This strategy enables us to reach a broad range of customers with our products in both the China domestic market and export market.

Industry Overview

China is the largest global manufacturer of small household electric appliances in the world, producing approximately 80% of the  approximately $83.5 billion in global retail sales of small household electric appliances in 2009, according to CCID Consulting and China Market Monitor Co., Ltd. Chinese manufacturers of small household electric appliances sell their products to global consumer products companies with access to consumers living in the U.S., Europe and growing export markets, such as South America, Asia and the Middle East. In 2009, China exported an estimated 1.16 billion units of small household electric appliances, according to CCID Consulting, down 10.6% from 2008 because of the recent financial crisis. Small electric appliances are classified into three sectors: (i) kitchen, which includes blenders, juicers, microwave ovens, coffee makers and rice cookers; (ii) living, which includes electric fans, humidifiers, electric heaters, vacuums; and (iii) personal care, which includes hairdryers, electric shavers and massagers. Our products primarily fall into the kitchen sector. Average gross profit margins for small household electric appliances are approximately 30%, which are higher than that of traditional home appliances such as televisions and air conditioners, which generally have gross margins of less than 10%.

Export Market

In North America, Europe and other developed regions, sales growth in these traditional export markets has maintained a steady but slow growth rate with most sales dependent on replacements and new product introduction. Sales growth in growing export markets, such as South America, Asia and the Middle East, has increased largely due to emerging wealth and large populations in these regions, and limited impact from the recent financial crisis in these markets. We believe that our revenues derived from the overseas export of small household electric appliances have increased mainly due to our increased marketing efforts and sales to the growing export markets. Additionally, we believe that buyers have become increasingly conscious about obtaining supplies from quality manufacturers who are well capitalized following the recent financial crisis and have a history of prompt delivery. We have utilized this market opportunity to add new accounts and increase sales volume with our existing customers. In 2010, we have experienced significant growth in South America, Asia, Europe and the Middle East.

China Domestic Market

Compared to the global small household electric appliances market, which experienced an overall decrease in sales in 2009, the China domestic market for small household electronic appliances has been increasing steadily, with 398 million units sold in 2009, an increase of 12.1% over 2008, and accounting for nearly 21% of the global market compared to approximately 15% in 2008. Sales of small household electric appliances in the China domestic market reached $17.23 billion in 2009, an increase of 6.6% from 2008, according to CCID Consulting. Of the small household electric appliance sales, kitchen products account for approximately 76% of consumption. The kitchen sector is the largest and fastest growing segment of the small household electric appliance market in China, representing $13.12 billion in sales and 5.8% growth in 2009. According to the China Household Electrical Appliances Association, the average household in China owns less than 10 small electric appliances, which is far less than the average household in a developed country with almost 40 electric appliances, highlighting the vast potential of the market in China. The expansion of the China domestic market is due, in part, to the country’s rapid economic growth. According to the National Bureau of Statistics of China, China’s real gross domestic product, or GDP, was 10.3% in 2010, and has grown an average of 10.1% annually since 2006. China has a large population, including a rapidly expanding middle class and younger, urban consumer bases, which offers a large pool of potential consumers. China’s market population of middle class and affluent consumers is projected to grow to more than 400 million by 2020 from 150 million, according to the Boston Consulting Group. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle class consumer base. We continue to target this growing China domestic market, and have increased our sales to the China domestic market significantly over the past three years.

Production

We operate 13 tooling houses, 291 injection-molding machines, 27 production lines and possess an estimated annual production capacity of 14 million units. We anticipate expanding our production and manufacturing capabilities by building a new factory in the Wuhu area of central China, which will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and distribution center will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market. We anticipate that the new factory will be completed in 2011.

As part of our manufacturing best practices, as well as our contribution to environmental improvement, our manufacturing department recycles and reuses plastic scraps, defects, waste and quality rejects as raw materials. At current manufacturing levels, approximately 50 tons of our waste is recycled and reused in our manufacturing monthly. Our manufacturing capacity is fully integrated, with in-house capabilities to produce everything from internal components, including electrical motors, to exterior components and final assembly. Our facilities are largely automated, which ensures consistent product quality and helps to lower our labor costs. We believe that our vertically integrated and automated manufacturing capabilities provide us with a competitive advantage as it enables us to consistently produce low-cost, high-quality products for our customers, while contributing to our ability to generate attractive gross margins. Furthermore, we believe our in-house production of motors gives us a significant cost advantage over our competitors.

We have implemented a cost control program that continues to improve productivity by automating or consolidating manual assembly operations while increasing workflow safety, quality and efficiency. In order to determine which components can be produced by us at lowest cost, we evaluate third-party suppliers of components or of products from time to time. Based on our research, we determine if components used in our products would be produced more efficiently at our facilities or outsourced to a third party. From time to time we use third party manufacturers in order to offer a broader range of products in SKUs we do not already produce, which allows us to rapidly expand our product offerings and further enhance our retail store presence in the China domestic market. As of December 31, 2010, less than 5% of our sales were manufactured by third party suppliers. To date, all our production agreements with third party manufacturers are short-term in nature.

Sales and Marketing

During 2010, Deer has:

•	Increased sales and distribution of our Deer brand (德尔) products to the China domestic market by establishing a direct channel presence at retail location;

•	Attended international trade shows to gain new customers and display our product innovations; and

•	Continued its marketing program to increase sales and distribution of products in emerging markets, such as South America, Asia, Africa and the Middle East.

As of December 31, 2010, our sales and marketing department consisted of 150 employees dedicated primarily to increasing our brand awareness among the Chinese consumer. The target customer in the China domestic market is a middle class urban consumer whose socio-economic conditions are improving along with China’s growing GDP and whose disposable income is improving in-line with the quality of life. The sales team plans to achieve greater brand awareness by expanding our product distribution across the major regions of China and by establishing new sales channels with local and national distributors and retailers, including establishing a direct channel presence at retail locations. Our products currently are available in approximately 3,000 store locations in China.

We have been actively expanding our sales channels into the hospitality, restaurant and commercial channels. We provide heavy-duty commercial blenders and juicers to bars, hotels, restaurants and coffee houses for preparing drink concoctions and smoothies. In addition, we also provide small appliances such as hot water kettles for use in hotel guest rooms. Major appliance retailers have used our products as a complimentary gift for customers who buy large ticket items. China’s postal offices offer reward point systems that allow their customers to redeem their points for our products. We will continue to expand in these sales channels in 2011.

We own or have user rights to 11 registered brand names in the China domestic market including: Deer (德尔), Kyowa, D&R, Blendermate, K-tec, Blendtec, NOWAKE, 万灵winder, MJ-176NR, Bartec’ and aiders. We currently sell our products to the China domestic market primarily under the Deer brand (德尔). Utilizing these brands, we hope to increase China domestic sales and further transition from an ODM manufacturer to a branded domestic manufacturer.

We have set our 2011 marketing strategy on the following goals:

•	Aggressively expand our sales of the Deer brand (德尔) products in the China domestic market by increasing advertising and continuing to enter large retail appliance chains and department stores;

•	Continue to expand our ODM and OEM export business and export our branded products overseas; and

•	Pursue deeper penetration and development of our customer base in the emerging South America, Southeast Asia, Africa and Middle East markets.

Suppliers

Our major raw material purchases include petroleum-based resins and chemicals such as AS, ABS, silicon steel sheets and copper. Currently, around 20% of raw materials are imported, with the majority sourced domestically in China through various local suppliers using cost and availability selection criteria. More than half of these domestic materials can be purchased within the Pearl River Delta region near our Yangjiang production facilities. Our principal suppliers are: Hong Bo, Zhong Hua (Sino-Chem), Hua Mei, Chuanggao, Feng Shun, Jinhu, Xinyide, JiaJing and Ming Gang.

We seek to maintain two or more quality suppliers for each type of raw material purchased. By maintaining relationships with more than one supplier, we benefit from a more stable supply chain and more competitive prices. We hold our suppliers to strict quality and delivery specifications.

We do not maintain fixed supply contracts. Components and raw materials are ordered when needed to meet production needs. If a change of suppliers is necessary, we estimate we can quickly fulfill supplies from another source without impacting production. Strategic materials are purchased from several suppliers. There are no sole source suppliers. We are backward-integrated and depend on suppliers mainly for raw materials. We produce most of our product components in-house, including manufacturing our own micro-motors, a key component used in our blenders and juicers, thereby further reducing our reliance on outside suppliers.

Customers

We sell our products in the export market to consumer product companies who in turn offer products worldwide under numerous high-quality brand names such as Black & Decker®, Disney and Betty Crocker Kitchens. In the China domestic market, we sell our products to retail stores through agents acting as intermediaries and distributors. Our two largest customers, Song Qiao and Gome, accounted for 13% and 10% of our revenues in 2010. Our other top customers in 2010 included: SuNing, Focus Electric, Lidehaisi, Sattar, Rainbow Department Store (天虹商场), Shen Zhen Chu TianLong, Sanwai and Taggo.

Export Market

Sales to customers outside of China accounted for 57%, 82% and 95% of our revenues in 2010, 2009 and 2008, respectively. In the export market we serve primarily as an ODM for large overseas appliance brands with sales made both directly and indirectly to the consumer product companies. We believe that most international ODM and OEM customers are looking for high quality and stylish products from a reliable manufacturer who can meet their specifications on time and at their price points. Since inception, we have focused on establishing stable and positive customer relationships and have developed a loyal and strong customer base with foreign export clients such as Focus Electrics Group, which offers Back to Basics and West Bend products, Applica Incorporated, which offers Black & Decker® products, and Sattar. Although we generally do not enter into fixed agreements as to sales quantities on a monthly or annual basis, our customers generally provide us with their annual sales forecast, often with a specific monthly breakdown. These forecasts allow us to better plan for our raw material and labor needs in the upcoming year to meet our customers’ requirements. While this is not a fixed contract, the arrangement benefits our customers by establishing a source of appliances for their retail consumers and provides us with a good indication of demand for our products. In the past, their forecasts have been consistent with their purchases in the following year. We believe that the majority of our customers view us as strategic long-term suppliers and value the quality of our products, our timely delivery and sophisticated design capabilities.

We have experienced significant growth to customers in South America, Asia, Europe and the Middle East over the past three years. We present sales by geographical area in Note 11 – Geographical Sales to our consolidated financial statements contained herein.

China Domestic Market

Our sales to the China domestic market have increased significantly over the past 3 years, representing 43%, 18% and 5% of our revenues in 2010, 2009 and 2008, respectively. In the China domestic market, we believe that retail consumers seek quality, convenience and price. We sell our products to retail stores through agents, as we do not operate distribution centers in China. Agents buy our products and hold the inventory for various retail locations, serving as an intermediary between us and the store. During 2010, we sold our Deer brand (德尔) products through Gome, one of China’s largest domestic retailers, and many other retail locations across China. We also sold our products to SuNing, a prominent national electric appliance chain in China, under a private label arrangement. Our products currently are available in approximately 3,000 store locations in China.

Intellectual Property

We and our subsidiaries have historically licensed the right to use patents from various parties, including from our Chairman and Chief Executive Officer, Ying He, his brother, Famin He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. In December 2008, we entered into transfer agreements that intended to transfer the ownership of patents and trademarks used by us from Messrs. He and He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd., to Winder. Winder has entered into a supplemental agreement to these transfer agreements to clarify that a license of the use of the patents and trademarks to Winder has and will continue on a perpetual, exclusive, world-wide and royalty-free basis, which may not be cancelled by the licensor or grantor until the registration of the ownership transfers of the patents and trademarks becomes effective.

We own or use seven trademarks, including Deer, Kyowa, D&R, Blendermate, K-tec, Blendtec and NOWAKE, and one copyright, each of which is registered with the China Trademark Office under the State Administration for Industry & Commerce of the PRC. Of the trademarks, three expire in 2013, one expires in 2014 and three expire in 2017.

Research and Development

To maintain our competitive edge, we consistently invest in research and development to keep pace with new technologies and improve efficiencies in design and cost. We have a team of 47 research and development and technical employees that continuously improve our products and enable us to compete with other manufacturers. We spent $777,783, $602,550 and $585,000 on research and development in 2010, 2009 and 2008, respectively. While we have no formal written alliances, we work with several household electric associations who consult for us intermittently.

Governmental and Environmental Regulation

Our products have obtained the requisite safety approvals to sell in export markets allowing us to label products with the marks of CE (European Union), GS (Germany), ETL/UL/CUL (North America) and CB (International), as well as obtaining the necessary certifications to sell in the China domestic market. Domestic licenses, which we have obtained, are required for both the production and sale of goods in China.

Our business and company registrations are in compliance in all material respects with the laws and regulations of the municipal and provincial authorities of GuangDong Province and the PRC. We currently incur nominal costs in connection with our compliance with PRC environmental laws as our manufacturing processes generate minimal discharge and we recycle and reuse much of our manufacturing waste materials. Furthermore, the cost of maintaining compliance has not, and we believe, in the future, will not, have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Competition

Export Market

In the export market, we compete against other ODM and OEM manufacturers, which are located mostly in China. More recently, we have experienced increased competition from other ODM and OEM manufacturers operating in regions with low labor costs such as Eastern Europe and other Southeast Asian countries. In order to compete effectively, we employ the following practices:

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

•
Vertical Integration—We produce almost all of our product components in-house, allowing us to capture the profit margin and taxes that we would otherwise pay to a supplier if the components were sourced externally. Through vertical integration, we also achieve greater product standardization and we are better able to manage our supply chain; and

•
Customer Service—Our sales managers maintain close contact with our customers to be responsive to any special modifications or product needs to best fit their respective markets. In addition, our sales directors often travel to meet with customers during the year.

China Domestic Market

In the China domestic market, we face competition from premium-priced foreign brands as well as from other Chinese appliance manufacturers. These include companies such as Midea, Hisense, Galanz, Supor, Elec-Tech and Tsann Kuen (Taiwan), which offer products that are priced comparably with our products.

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

•
Limitation of Foreign Brands—Many foreign brands with design capabilities typically retail at significantly higher prices than our products. On the other hand, foreign brands without design capabilities do not own the rights to the designs and hence cannot sell their products in China.

Backlog

We sell our products primarily through standard purchase orders for delivery under master contracts with our customers. These contracts and industry practice generally allow for our customers to change or defer orders with limited advance notice prior to shipment. We schedule production of our products based upon order backlog and informal customer forecasts. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. Because of the possibility of customer changes in product scheduling and seasonality issues, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Accordingly, we do not believe that backlog is a reliable indicator of future revenue levels or financial performance.

Seasonality

Deer typically experiences stronger third and fourth calendar quarters as our products are subject to significant seasonality and fluctuations in demand typical of the consumer goods industry in China and generally caused by our customers preparing for the major national holiday seasons.

Employees

As of December 31, 2010, we had 2,125 employees, consisting of full and part-time employees. We believe we maintain strong ties with our employees and retention has been stable. We enter into standard labor contracts as required by the PRC government, and all employee contracts adhere to both state and provincial employment regulations and all social security regulations. We do not have collective bargaining agreements with our employees.

Generally, our employees’ salaries are classified into five categories: hourly, piecework, length of service, overtime including holiday pay and awards. Awards include production awards, marketing awards and annual bonuses, and employees are eligible for grants of awards of our common stock pursuant to our 2009 Equity Incentive Plan. We provide our employees with all social insurance required by state and local laws, living quarters, transportation for employees Monday through Friday to and from nearby suburbs and accidental injury insurance.

Item 1A.  Risk Factors

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

Our largest raw materials purchases consist of plastics (AS, PP and ABS, which are derived from petroleum), stainless steel and copper. As such, fluctuations in the price of oil, steel and copper on the international market will have an impact on the our operating costs and related profits. International oil prices have risen recently. The price of most plastics moves in relation to oil prices and all electrical appliance manufacturers are affected by cost increases and benefit from decreases.

Our profitability depends in part upon the margin between the cost to us of certain raw materials used in the manufacturing process, as well as our fabrication costs associated with converting such raw materials into assembled products, compared to the selling price of our products, and the overall supply of raw materials. We do not engage in hedging transactions to protect against raw material fluctuations, but attempts to mitigate the short-term risks of price swings by purchasing raw materials in advance. It is our intention to base the selling prices of our products in part upon the associated raw materials costs to us. However, we may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of the raw materials through to our customers. Although we are currently able to obtain adequate supplies of raw materials, it is impossible to predict future availability or pricing. The inability to offset price increases of raw material by sufficient product price increases, and our inability to obtain raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Economic slowdown in the North American and European markets.

Historically, the majority of our sales are made as exports overseas, with approximately 15% of our total sales made in North American and European markets in 2010, compared to 41% in 2009. Any continuation of weakened economic conditions, including those which reduce consumer demand for our products in these markets, could reduce demand for our products and negatively impact our operating results.

Fluctuation in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our revenue may be denominated. Because a majority of our sales are currently made in the export market, and all of our earnings and cash assets are denominated in Renminbi, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business, financial condition or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we may issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China, which is the central bank of China, regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

We currently do not engage in forward foreign exchange agreements or other hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. Hedging transactions that we may enter into in the future may have limited effectiveness, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Loss of or failure to renew any or all of its licenses and permits.

In accordance with the laws and regulations of the PRC, we are required to maintain various licenses and permits in order to operate our electrical appliance products manufacturing business. We are required to comply with applicable hygiene and safety standards in relation to our production processes. Our production processes are subject to periodic inspections by the regulatory authorities for compliance with applicable regulations. Failure to pass these inspections, or the loss of or failure to renew such licenses and production permits, or sales licenses could result in the temporary or permanent suspension of some or all of our production or distribution operations and could adversely affect our revenues and profitability.

We may experience material disruptions to our manufacturing operations.

While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including prolonged power failures; equipment failures; disruptions in the transportation infrastructure including roads, bridges, railroad tracks; and fires, floods, earthquakes, acts of war or other catastrophes.

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

We may experience delays in bringing new products to market, due to design, manufacturing or distribution problems. Such delays could adversely affect our ability to compete effectively and may adversely affect our relationship with our customers. Any such delays would adversely affect our revenues and profitability.

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

Our inability to successfully manage the inherent risks in our domestic and export activities could adversely affect our business. Because of the risks associated with conducting such operations, including the risks listed above, there can be no assurances that any new market expansion will be successful.

Winder may only have a perpetual, exclusive, worldwide and royalty-free license to use the patents and trademarks used in its business.

We and our subsidiaries have historically licensed the right to use patents and trademarks from various parties, including from our Chairman and Chief Executive Officer, Ying He, his brother, Famin He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. In December 2008, we entered into transfer agreements that intended to transfer patents and trademarks used by us from Messrs. He and He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd., to Winder. Any transfer of the ownership of such patents and trademarks requires that the transfer agreements be registered with the State Intellectual Property Office of the PRC and the China Trademark Office under the State Administration of Industry and Commerce of the PRC, respectively. In the absence of such registration, the transfers would be ineffective under PRC law. To clarify the transfer and safeguard our right to use these patents and trademarks, Winder has entered into a supplemental agreement to such transfer agreements whereby the original intellectual property holders clarify that a transfer of ownership was intended and their license of the use of the patents and trademarks to Winder has and will continue on a perpetual, exclusive, world-wide and royalty-free basis, which may not be cancelled by the licensor or grantor until such time as the ownership of such patents and trademarks are effectively transferred to Winder. If any of the licensors unilaterally terminates or repudiates the supplemental agreements, our business may be adversely affected as Winder may have to litigate or arbitrate to retain such license rights.

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

Our inability to manage the inherent risks in our domestic and international activities successfully could adversely affect our business. Because of the risks associated with conducting such operations, including the risks listed above, there can be no assurances that any new market expansion will be successful.

We may not be able to protect our technology and other proprietary rights adequately.

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties both domestically and abroad. Despite our efforts, any of the following occurrences may reduce the value of our owned and used intellectual property:

▪	issued patents and trademarks that we own or have the right to use may not provide us with any competitive advantages;

▪	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology or that of those from whom we license our rights to use;

▪	our efforts may not prevent the development and design by others of products or technologies similar to, competitive with or superior to those we use or develop; or

▪
another party may obtain a blocking patent and we or our licensors would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

Effective protection of intellectual property rights may be unavailable or limited in China or certain other countries. If we are unable to protect our proprietary rights adequately, it would have a negative impact on our operations.

We or the owners of the intellectual property rights licensed to us may be subject to claims that we or such licensors have infringed the proprietary rights of others, which could require us and our licensors to obtain a license or change designs.

Although we do not believe that any of our products infringe upon the proprietary rights of others, there is no assurance that infringement or invalidity claims, or claims for indemnification resulting from infringement claims, will not be asserted or prosecuted against us or those from whom we have licenses or that any such assertions or prosecutions will not have a material adverse effect on our business. Regardless of whether any such claims are valid or can be asserted successfully, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us or those from whom we have licenses, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

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

The insurance industry in China is still in an early stage of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States. We currently carry property and casualty insurance for our buildings, plant and equipment but cannot assure you that the coverage will be adequate to fully replace damage to any of the foregoing. Should any natural catastrophes such as earthquakes, floods or any acts of terrorism occur where our primary operations are located and most of our employees are based, or elsewhere, we might suffer not only significant property damage, but also loss of revenues due to interruptions in our business operations. The occurrence of a significant event for which we are not fully insured or indemnified, or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Our business could be subject to environmental liabilities.

As is the case with manufacturers of similar products, we use certain hazardous substances in our operations. Currently, our business is subject to the National Environmental Protection Law of the PRC as well as local laws regarding pollutant discharge, air, water and noise pollution. Although we believe we are in compliance in all material respects with the environmental laws and regulations of the municipal and provincial authorities in Shenzhen and the PRC, if it is determined that we are in violation of these regulations, we could be subject to financial penalties as well as the loss of our business license. Furthermore, if the national or local government adopts more stringent environmental regulations, we may incur significant costs in complying with such regulations. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations and may be subject to adverse publicity. We currently incur nominal costs in connection with our compliance with environmental laws as our manufacturing processes generate minimal discharge and we recycle and reuse much of our manufacturing waste materials. However, the risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

We may not be able to obtain regulatory approvals for our products.

The PRC and local provincial governments regulate the manufacture and sale of our products in China. Although our licenses and regulatory filings are up to date, the uncertain legal environment in China and our industry may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us. Failure to obtain or maintain, or any delay in obtaining, any of these licenses and regulatory filings may subject us to fines, penalties or business interruption, and therefore could have a material adverse effect on our business and prospects.

If we lose our key personnel, or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely affected.

We rely heavily on the expertise, experience and continued services of our senior management, including our Chairman and Chief Executive Officer, Ying He. Loss of his services could adversely affect our ability to achieve our business objectives. Mr. He is a key factor in our success at developing and introducing new products and establishing new customer relationships because of his industry experience and reputation. The continued development of our business depends upon the continued employment of Mr. He. We have entered into standard China domestic labor contracts with Mr. He and our Chief Financial Officer, Zongshu Nie, which contain provisions prohibiting competition by Messrs. He and Nie following their employment with us. Mr. He’s labor contract expires March 2, 2013, and Mr. Nie’s labor contract expires April 30, 2012.

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

If we fail to maintain an effective system of internal controls, we may not be able to report financial results accurately or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must evaluate our internal procedures annually to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of our internal controls. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

In addition, failure to maintain effective internal controls could result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will be able to maintain a system of internal controls that fully complies with the requirements of the Sarbanes-Oxley Act of 2002 or that our management and independent registered public accounting firm will continue to conclude that our internal controls are effective.

We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations.

After the Share Exchange, we became a holding company with no material assets other than the stock of our wholly owned subsidiaries. Accordingly, all our operations are conducted by our wholly owned subsidiaries in China: Winder, which is responsible for research, production and delivery of goods; Delta, which transferred its material former operations to Winder; and Deer Technology and Anlin Technology, which have yet to commence operations. Although we currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by us in their operations, we rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. China has currency and capital transfer regulations that require us to comply with complex regulations for the movement of capital. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We also are required to set aside at least 10% of our net income after taxes based on China’s accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our subsidiaries also may be required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Accordingly, if our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

The markets we serve are subject to seasonality and cyclical demand, which could harm our business and make it difficult to project long-term performance.

Demand for our products depends in large part upon the level of capital and maintenance expenditures of our customers and end users. These expenditures have historically been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by our customers could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. To date, we have not been adversely affected by these trends and, given the current demand visibility, we currently do not foresee weakening in the demand for our products in the next year. However, the historically cyclical nature of the demand for our products limits our ability to make accurate long-term predictions about our performance. Changing world economic and political conditions may also reduce the willingness of our customers and prospective customers to purchase our products and services. The seasonality of our business results in significant operational challenges to our production and inventory control functions.

Risks Related to Business in China

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

While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to reduced demand for our products and consequently have a material adverse effect on our business.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has not adopted an international style of management or financial reporting concepts and practices, nor modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet international standards.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability.

The PRC corporate tax regime continues to undergo substantial revision. Tax benefits that we presently enjoy may not be available to us in the wake of these changes, and we could incur tax obligations to the PRC government that are significantly higher than currently anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Certain tax treatment that we presently enjoy in China is scheduled to expire this year.

As a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions. Since 2009, we have been granted a special tax rate of 15% for our efforts to automate production at our factory. The tax authority and government entities examine productivity per employee and other operating metrics to determine our eligibility for special tax treatment. Our current tax treatment lasts for three years, expiring on December 31, 2011, and can be renewed prior to expiration following a re-assessment of our efforts in automating production and determination of future eligibilities for special tax treatment. We would pay the common 25% corporate income tax rate instead of the special 15% corporate income tax rate if the special tax treatment is not renewed.

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

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China. Over the past several years, the PRC government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The PRC government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, or devaluations of currency could cause a decline in the price of our common stock. Nationalization or expropriation could even result in the total loss of your investment.

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

Furthermore, the political, governmental and judicial systems in China are sometimes impacted by corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China’s poorly developed and sometimes corrupt judicial systems.

As we import goods into and export goods out of China, fluctuation of the Renminbi may affect our financial condition by affecting the volume of cross-border money flow.

Although we use the U.S. dollar for financial reporting purposes, most of the transactions effected by our operating subsidiaries are denominated in China’s Renminbi. The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. Future movements in the exchange rate of the Renminbi could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

As our executive officers and several of our directors, including the Chairman of our Board of Directors, are PRC citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us or our executive officers and directors by a shareholder or group of shareholders in the United States. Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for individuals to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

PRC regulations relating to mergers, offshore companies and PRC shareholders, if applied to us, may limit our ability to operate our business as we see fit.

PRC regulations govern the process by which we may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, these regulations require involved parties to make a series of applications and supplemental applications to various government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to PRC regulations, our ability to engage in business combination transactions in China through our PRC subsidiaries has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate transactions that are acceptable to us or sufficiently protective of our interests.

The acquisition by Deer International of Winder in 2008 may require further approval.

On April 1, 2008, Deer International acquired 100% of the equity interest in Winder from 50HZ Electric Limited. The transaction was approved by the Economic Development Bureau of Yangjiang High-tech Industry Development Zone (the “Yangjiang Hi-Tech Zone”). Approval from a PRC government agency with higher authority may be required.

Furthermore, the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors jointly issued on August 8, 2006 (the “M&A Regulations”), by six PRC regulatory agencies, including the Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, China Securities Regulatory Commission (“CSRC”) and the State Administration of Foreign Exchange (“SAFE”), has a particular provision which requires that MOFCOM’s approval is required if a PRC domestic non-foreign-invested enterprise or natural person acquires the affiliated PRC company in the name of an offshore enterprise established or controlled by such enterprise or person. At the time of such acquisition, Deer International was an offshore enterprise controlled by some of our shareholders who are PRC residents. These same shareholders at the same time owned or controlled 50HZ Electric Limited, which made Winder an affiliated PRC company of such shareholders. According to the M&A Regulations, this transaction might require the approval of MOFCOM. As the interpretation and implementation of the M&A Regulations are unclear, if the approval of MOFCOM is required, the approval that 50HZ Electric Limited obtained from the Yangjiang Hi-Tech Zone may be deemed incomplete and the transferee, namely Deer International, may need to obtain further approval from MOFCOM.

The acquisition by Deer International of Winder in 2008 may face PRC tax authority challenges and be subject to transfer pricing adjustment.

The acquisition of 100% of Winder’s equity interests by Deer International on April 1, 2008, was free of any considerations and conditions. Under applicable PRC tax rules, any transaction between related parties shall be priced on an arm’s length basis. The tax authority has the right to investigate any related party transaction and to make adjustment if it finds the price not on an arm’s length basis. The PRC tax authority would make adjustment by applying a deemed arm’s length price to the transaction. Given that 50HZ Electric Limited and Deer International had certain related parties, there is a possibility that the consideration-free transfer may be challenged and investigated by the PRC tax authority. If the deemed arm’s length price determined by the PRC tax authority during such investigation is higher than the original cost that 50HZ Electric Limited paid to get 100% equity interest of Winder, such excess amount would be subject to a 20% PRC income tax. Although we believe 50HZ Electric Limited shall be responsible for the possible PRC income tax, we understand that it is common practice for PRC tax authority to enforce the tax collection over the entity at issue, which in this case would be Winder, and we may be required to pay the possible PRC income tax on behalf of 50HZ Electric Limited.

If the CSRC or another PRC regulatory agency determines that its approval is required in connection with our public offerings, we may become subject to penalties.

The M&A Regulations, among other things, have certain provisions that require offshore special purpose vehicles, or SPVs, formed or controlled for the purpose of overseas listing of interests of PRC domestic non-foreign-invested companies controlled by PRC domestic non-foreign invested companies or individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. We believe, based on the opinion of our PRC legal counsel, the GuangDong Tuo Jin Law Firm, that while the CSRC generally has jurisdiction over overseas listings of companies like us, CSRC’s approval is not required for the offerings of our securities because our current corporate structure was established before the new regulations became effective. However, there remains some uncertainty as to how these regulations will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that its approval is required for our public offerings, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our offerings into the PRC, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents and registration requirements for PRC resident shareholders owning shares in offshore companies as well as registration requirements of employee stock ownership plans or share option plans may subject our PRC resident shareholders to personal liability and limit our ability to acquire companies in China or to inject capital into our operating subsidiaries in China, limit our subsidiaries’ ability to distribute profits to us or otherwise materially and adversely affect us.

SAFE issued a public notice in October 2005 (“Circular 75”) requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident who is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. If any PRC resident who is the shareholder of an offshore special purpose company fails to comply with the SAFE registration requirements, the PRC subsidiaries of the offshore special purpose company may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. We cannot predict fully how Circular 75 will affect our business operations or future strategies because of ongoing uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us. Although we believe that our PRC subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends outside of China. We do not believe that we have incurred a liability because of noncompliance with Circular 75 under SAFE registration procedures, however.

Our PRC resident beneficial owners, including our Chairman and Chief Executive Officer, have registered with the local SAFE branch as required under SAFE regulations in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. We cannot provide any assurances that the existing registrations of these PRC resident beneficial owners have fully complied with all applicable registrations or required approvals. We have little control over either our present or prospective direct or indirect PRC resident beneficial owners or the outcome of such registration procedures. The failure or inability of our PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above.

On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. Any failure to comply with the relevant registration procedures may affect the effectiveness of our employee stock ownership plans or share option plans and subject the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under PRC foreign exchange regime. These penalties may subject us to fines and legal sanctions, prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits could be materially and adversely affected.

Our PRC subsidiaries have taken the position that they do not have to contribute to a statutory housing fund for their employees and if that position turns out to be wrong, they may face penalties imposed by the PRC government.

PRC laws require that employers contribute to a statutory housing fund for all their employees holding urban resident status and that those employees contribute equal amounts to the same housing fund. Failure to do so may trigger penalties imposed by the competent government authorities in addition to making up the deficiencies within a time limit prescribed by the PRC government. We believe that our PRC subsidiaries do not have to pay into a statutory housing fund for their employees because of their exempt status. However, if that belief turns out to be wrong, they may face penalties imposed by the PRC government for their noncompliance.

Our PRC subsidiaries may be exposed to penalties by the PRC government due to noncompliance with taxation, land use and construction administration, environmental and employment rules.

While we believe that our PRC subsidiaries have been in compliance with PRC taxation, land use and construction administration, environmental and employment rules during their operations in China, we have not obtained letters from the competent PRC government authorities confirming such compliance, except a letter from the relevant environmental authority confirming Winder’s compliance in discharge of wastes in the recent two years. If any competent PRC government authority takes the position that there is noncompliance with the taxation, land use and construction administration, environmental or employment rules by any of our PRC subsidiaries, such subsidiary may be exposed to penalties by such PRC government authority, in which case the operations of our PRC subsidiary in question may be adversely affected.

Our compliance with the Foreign Corrupt Practices Act may put us at a competitive disadvantage, while our failure to comply with the Foreign Corrupt Practices Act may result in substantial penalties.

We are required to comply with the United States Foreign Corrupt Practices Act (the “FCPA”), which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties. Non-U.S. companies, including some of our competitors, are not subject to the provisions of the FCPA. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.

We operate in the PRC through our WFOE status initially approved by the local office of the PRC Ministry of Commerce (“MOFCOM’s Local Counterpart”). However, we cannot warrant that such approval procedures have been completely satisfied due to a number of reasons, including changes in laws and government interpretations. If we lose our WFOE status for any reason, our business in China may be negatively impacted.

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

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline significantly. Moreover, the perception in the public market that shareholders might sell shares of our stock could depress the market for our shares. Our shareholders who received shares of our common stock issued in the Share Exchange are subject to lockup agreements that prohibit their sale of all shares of our common stock held currently or acquired by them in the future to the general public until January 17, 2013, except in the event of a change of control or sale of the company. Upon the termination of these lockup agreements, if such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. As of December 31, 2010, there were 40,907,438 authorized and unissued shares of our common stock available for future issuance, based on 33,592,562 shares of our common stock outstanding and our reservation of 500,000 shares of our common stock issuable upon exercise of outstanding options and available for grants pursuant to our 2009 Equity Incentive Plan. Although we have no commitments as of this date to issue our securities in connection with an acquisition, we may issue a substantial number of additional shares of our common stock, to complete a business combination or to raise capital. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing shareholders and adversely affect prevailing market prices for our common stock.

Our principal shareholder has the ability to exert significant control in matters requiring a shareholder vote and could delay, deter or prevent a change of control in our company.

As of December 31, 2010, Ying He, our Chairman and Chief Executive Officer and our largest shareholder, beneficially owned approximately 24.71% of our outstanding shares. Mr. He possesses significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. He, we could be prevented from entering into potentially beneficial transactions if they conflict with his interests. The interests of Mr. He may differ from the interests of our other shareholders.

Provisions in our articles of incorporation and bylaws could make it very difficult for you to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Pursuant to our articles of incorporation, members of our Board of Directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are in leased office space in Nanshan, Shenzhen, Guangdong Province, China. We signed 50-year lease agreements for the properties in Yangjiang, Guangdong Province on which our manufacturing facilities, offices and employee dorms are located. Our land use rights in Yangjiang comprise an aggregate of 65,131 square meters. In 2010, we entered into contracts to acquire land use rights in the Wuhu area of AnHui Province for approximately 439,640 square meters (660 Mu or 43.96396 hectares) in two parcels of land at a total cost of approximately $37 million, including transfer taxes and other closing fees. We have received a land certificate covering 289,415.79 square meters (435 Mu or 28.9416 hectares) in the first parcel of land, on which we anticipate building a new production facility. We will receive another land certificate covering 150,223.81 square meters (225 Mu or 15.022381 hectares). The public notice relating to these 15.022381 hectares is available on the website of PRC Ministry of Land and Resources.

In general, our properties are well maintained, considered adequate and being utilized for their intended purposes. See Note 2 to our consolidated financial statements contained herein, which discloses amounts invested in land usage rights, buildings and machinery and equipment.

Item 3.  Legal Proceedings

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business.  Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial conditions or operating results.  We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “DEER.” Prior to April 22, 2010, our common stock was listed on the NASDAQ Global Market, and prior to October 22, 2009, on the NASDAQ Stock Market. Prior to our listing on the NASDAQ Stock Market on July 17, 2009, our common stock was quoted on the OTC Bulletin Board, or OTCBB, under the symbols “DCPD” from April 24, 2009, and “DCPI” from September 29, 2008. Our common stock first became eligible for quotation on the OTCBB under the symbol “TGEV” on May 16, 2007. No trades of our common stock occurred through the facilities of the OTCBB until September 19, 2008. The following table sets forth the range of the high and low sales prices of our common stock for each quarter indicated as reported by the OTCBB for the period ending July 16, 2009, as reported on the NASDAQ Stock Market from July 17, 2009, to October 21, 2009, as reported on the NASDAQ Global Market from October 22, 2009, to April 21, 2010, and on the NASDAQ Global Select Market thereafter.

	High	Low
Year ended December 31, 2009
First Quarter	$2.30	$0.46
Second Quarter	$4.30	$1.84
Third Quarter	$9.37	$3.90
Fourth Quarter	$18.97	$8.98

Year ended December 31, 2010
First Quarter	$13.80	$8.51
Second Quarter	$12.45	$7.6
Third Quarter	$9.80	$6.98
Fourth Quarter	$13.00	$9.58

Holders of Record

As of March 7, 2011, there were 16 shareholders of record of our common stock. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

On March 9, 2011, our Board of Directors declared a quarterly dividend payable from future earnings only in the amount of $0.05 per share payable on April 14, 2011, to the shareholders of record as of March 31, 2011. Our policy is to pay out a reasonable share of net cash provided by operating activities as dividends while maintaining debt ratios within what we believe to be prudent and generally acceptable limits. The future payment of dividends is within the discretion of our Board of Directors, and is payable from future earnings only and depends on our profitability, capital requirements, financial condition, debt levels, growth projects, business opportunities and other factors that our Board of Directors deems relevant. We are not a party to any contracts or agreements that currently materially limit our ability to pay dividends.

Our ability to pay dividends may be affected by the complex currency and capital transfer regulations in China that restrict the payment of dividends to us by our subsidiaries in China. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We also are required to set aside at least 10% of our net income after taxes based on China’s accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our subsidiaries also may be required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. If our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

In addition, Circular 75 requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China. If the PRC subsidiaries of an offshore parent company do not report the need for their PRC investors to register to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company. Although we believe that our subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by PRC courts or regulatory agencies change, we may not be able to pay dividends outside of China.

Stock Performance Graph

The following graph compares total shareholder return on our common stock from September 19, 2008, through December 31, 2010, with the cumulative total return of (a) the NASDAQ Composite index and (b) the Dow Jones Global Consumer Goods Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 19, 2008, the date when the first trade our common stock occurred through the facilities of the OTCBB. The stock performance shown on the graph below is based on historical data and not indicative of, or intended to forecast, possible future performance of our common stock.

Securities authorized for issuance under equity compensation plans

The following table sets forth information regarding all equity compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance as of December 31, 2010.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2009 Equity Incentive Plan	50,000	$10.96	450,000
Equity compensation plans not approved by security holders	-	-	-
Total	50,000	$10.96	450,000

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data

The following tables set forth our selected financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The selected financial data set forth below has been derived from the audited consolidated financial statements and related notes thereto where applicable for the respective fiscal years. You should read this selected consolidated financial data together with the consolidated financial statements and related notes contained in this Annual Report and in our prior and subsequent reports filed with the SEC, as well as the section of this Annual Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Income Data

	Years Ended December 31,
	2010	2009	2008	2007	2006
Revenue	$175,846,887	$81,342,680	$43,784,935	$33,476,259	$29,037,176
Cost of revenue	125,274,479	61,176,610	34,125,019	26,249,009	24,317,159
Gross profit	50,572,408	20,166,070	9,659,916	7,227,250	4,720,017
Total operating expenses	13,724,256	5,936,408	5,421,580	3,306,507	2,758,366
Income from operations	36,848,152	14,229,662	4,238,336	3,920,743	1,961,651
Total non-operating income (expenses), net	(850,689)	251,782	420,493	116,417	422,348
Income before income tax	35,997,463	14,481,444	4,658,829	4,037,160	2,383,999
Income tax expense	5,648,426	2,112,382	1,302,045	615,568	381,058
Net income	$30,349,037	$12,369,062	$3,356,784	$3,421,592	$2,002,941
Other comprehensive income – foreign currency translation	3,980,259	(10,482)	1,041,966	822,146	298,066
Comprehensive income	34,329,296	12,358,580	4,398,750	4,243,738	2,301,007
Earnings per share – basic	$0.91	$0.54	$0.20	$0.19	$0.11
Earnings per share – diluted	$0.90	$0.53	$0.20	$0.19	$0.11

No dividends have been declared in any of the periods presented above.

Consolidated Balance Sheet Data

	December 31,
	2010	2009	2008	2007	2006
Cash & equivalents	$33,956,591	$79,333,729	$2,782,026	$1,511,545	$579,024
Total assets	188,642,302	136,008,298	37,730,068	24,275,282	16,118,990
Total liabilities	44,907,305	26,576,855	22,452,475	10,261,460	6,348,906
Total stockholders’ equity	143,734,997	109,431,443	15,277,593	14,013,822	9,770,084

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The comments made throughout this Annual Report should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in this section and elsewhere in this report.

Overview

On September 3, 2008, we entered into and consummated a series of agreements that resulted in the acquisition of all of the ordinary shares of Deer International, a corporation organized under the laws of the British Virgin Islands on December 3, 2007, parent of its wholly owned subsidiary Winder since March 11, 2008, and Delta, a wholly owned subsidiary of Winder. Winder and Delta were incorporated in the Guangdong Province of the People’s Republic of China (“PRC”) on July 20, 2001, and February 23, 2006, respectively.

Pursuant to the share exchange agreement, we acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock for 15,695,706 shares of our common stock.

Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, we entered into an agreement with Crescent Liu, our former Director and Chief Executive Officer, pursuant to which he returned 5,173,914 shares of our common stock for cancellation. Mr. Liu was not compensated for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had 19,652,226 shares of common stock issued and outstanding. In connection with the above transaction, we changed our name to Deer Consumer Products, Inc. on September 3, 2008.

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

We are engaged in the manufacture, marketing, distribution and sale of small home and kitchen electric appliances. We develop, promote, manufacture and sell a broad range of stylish, safe and easy to use products including blenders, juicers and soy milk makers that are designed to make today’s lifestyles simpler and healthier. We manufacture our products in Yangjiang, China and have corporate functions in Nanshan, Shenzhen, China.

We operate through our two wholly owned subsidiaries, Winder, which is a WOFE and responsible for research, production and delivery of goods, and Delta, which transferred its material former operations to Winder. We have traditionally acted as both an ODM and OEM for the export market. On April 30, 2010, we incorporated Deer Technology and Anlin Technology in AnHui Province. We invested $29.8 million in Deer Technology and $10.2 million in Anlin Technology. Deer Technology and Anlin Technology are engaged in the manufacture and sale of household electric appliances and were formed for the purpose of establishing a new factory located in the Wuhu area of AnHui Province. In 2010 Deer Technology paid approximately $27 million and Anlin Technology paid approximately $10 million to secure land use rights in AnHui Province.

We will continue to target the China domestic market by expanding our production and manufacturing facilities by building a new factory in the Wuhu area of central China. Wuhu is located on the banks of the Yangtze River within hours from Shanghai and Nanjing, which are some of China’s most populous and economically developed regions. This central location will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and distribution center will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market. We anticipate that the new factory will be completed in 2011.

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

Advances to Suppliers. We make advances to certain vendors for purchase of its material. The advances to suppliers are interest-free and unsecured.

Inventory. Inventory is valued at the lower of cost (determined on a weighted average basis) or market. We compare the cost of inventories with their market value and allowance is made to write down inventories to their market value, if lower.

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

Property and Equipment: Property and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

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

Foreign Currency Transactions and Comprehensive Income. US GAAP generally requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Our functional currency is the Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet. Other comprehensive income in the statements of income and other comprehensive income includes translation gains recognized each period.

Currency Hedging. From time to time, we may enter into forward exchange agreements with the Bank of China, whereby we agree to sell U.S. dollars to the Bank of China at certain rates. At December 31, 2010, we had no outstanding forward exchange contracts.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for us on July 1, 2010. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations as a result of its adoption on January 1, 2011.

Results of Operations

Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009

			$	%
	2010	2009	Change	Change
Revenue	$175,846,887	$81,342,680	$94,504,207	116.2
Cost of revenue	125,274,479	61,176,610	64,097,869	104.8
Gross profit	50,572,408	20,166,070	30,406,338	150.8
Selling, general and administrative expenses	13,724,256	5,936,408	7,787,848	131.2
Interest and financing costs, net	335,755	(250,920)	586,675	(233.8)
Other income, net (including subsidy)	67,263	364,418	(297,155)	(81.5)
Foreign exchange gain (loss)	(1,253,707)	138,284	(1,391,991)	(1006.6)
Income tax expense	5,648,426	2,112,382	3,536,044	167.4
Net income	$30,349,037	$12,369,062	$17,979,975	145.4

Revenues

Our revenue for 2010 was $175.8 million, an increase of $94.5 million or 116.2% from $81.3 million for 2009. The increase in revenues was a result of our expansion of sales in the China domestic market and increasing our market share in the Asian, South American, Middle East and European markets. The average selling prices of our products increased 5.87% compared to the average selling prices in 2009. We increased our China domestic market sales to $76.9 million in 2010 from $14.3 million in 2009, a 437.2% increase. Our products currently are available in approximately 3,000 stores as of March 2011. Beginning in the latter half of 2009, we increased sales of our products to SuNing, a prominent national electric appliance retail chain in China with roughly 900 stores, under a private label arrangement. In the first quarter of 2010, we began ramping up sales of our brand name products to Gome, another prominent national electronic appliance retail chain in China with over 1,100 stores, in addition to many other retail locations across China. We also added retail locations in other channels such as regional electric appliance retailers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. In addition, we introduced new product lines in 2010, such as humidifiers and dehumidifiers, bringing our current product offerings up to approximately 250 different product varieties from 189 in 2009. These results are on pace with management’s plan to capture the fast growth experienced in the China domestic small appliance market.

Our sales in South America were $24.7 million for 2010, a $12.4 million or 100.4% increase over 2009. Our sales in Asia were $24.5 million for 2010, a $15.1 million or 162.4% increase over 2009. We believe the increase in sales in South America and Asia were largely due to emerging wealth in the regions and because those regions experienced less of an impact from the recent financial crisis. In the longer term, we are optimistic about the South American and Asian markets because of their GDP growth and large populations.

Our sales in Europe were $17.8 million for 2010, a $6.3 million or 54.8% increase over 2009. Our sales in the Middle East were $21.4 million for 2010, a $10.4 million or 93.8% increase over 2009. Our sales gains in Europe and the Middle East were largely due to Deer gaining market share following the financial crisis. Our sales in the U.S. were $8.5 million for 2010, a $13.7 million or 61.7% decrease over 2009. The economic recovery in the U.S. has been slower than anticipated and our U.S. customers placed orders as expected based on the slow recovery. We expect our U.S. revenues to recover in 2011 as the economic recovery progresses and we continue to pursue new large U.S. customers.

Following the financial crisis, we believe that many smaller suppliers with limited capital resources went out of business, leading to further consolidation in the industry. In addition, we noticed that buyers increasingly favored companies with financial strength, higher quality products, sufficient plant capacity and a track record of prompt delivery. Buyers placed greater emphasis on being able to source quality supplies without delays or interruptions. We utilized this market opportunity to add new accounts and increase sales volume with our existing customers.

Cost of Revenue

Our cost of revenue for 2010 $125.3 million, an increase of $64.1 million or 104.8% from $61.2 million for 2009. The increased cost of revenue in 2010 was due to the increase in sales.

Gross Profit

Our gross margin for 2010 was 28.8% compared to 24.8% for 2009. The increase in gross margin for 2010 compared to 2009 was due to increased sales in the China domestic market, which has higher margins. Our gross margin is higher in the China domestic market because our own branded products are sold directly to agents for domestic retail locations. We continue to improve our manufacturing efficiency through in-house production of motors and other primary components of our products, thereby benefiting from economies of scale due to higher revenue volume.

Operating Expenses

Selling, general and administrative expenses for 2010 were $13.7 million, an increase of $7.8 million or 131.2% from $5.9 million for 2009. Selling expenses for 2010 increased by 157.7% or $5.6 million in comparison to 2009 due to our significant increase in revenue. Associated selling costs include advertising to expand the market, increase brand awareness and generate the significant increase in revenue. General and administrative expenses for 2010 increased by 91.7% or $2.2 million in comparison to 2009 due to the hiring of additional employees to further our growth, an increase in research and development to improve our product quality and introduce new products and trade shows to support our marketing efforts.

Interest and Financing Costs, net

Interest and financing costs, net, for 2010 was a net gain of $335,755, an increase of $586,675 or 233.8% from a net loss of $250,920 for 2009. The change is due principally to interest income increasing from $94,986 in 2009 to $484,527 in 2010 and no interest expense in 2010 compared to $122,299 in 2009. Financial expense also decreased from $223,607 in 2009 to $148,772 in 2010.

Other Income, net

Other income for 2010 was $67,263 compared to $364,418 for 2009, a decrease of $297,155. The decrease is due mainly to a grant received in 2009 of $326,334 compared to $54,134 in 2010 from the PRC government for our high tech enterprise status and our hiring of a large number of local workers.

Foreign Exchange Gain (Loss)

Foreign exchange loss for 2010 was $1.3 million compared to foreign exchange gain of $0.1 million for 2009, a decrease of $1.4 million. The change is due principally to foreign exchange rate fluctuations.

Income Tax Expense

Our effective tax rate for 2010 was 15.7% as opposed to 14.6% for 2009. The PRC government granted us this special tax rate effective as of 2009 because of our high tech enterprise status. The special tax benefit lasts for three years until December 31, 2011, and can be renewed prior to expiration.

Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008

			$	%
	2009	2008	Change	Change
Revenue	$81,342,680	$43,784,935	$37,557,745	85.8
Cost of revenue	61,176,610	34,125,019	27,051,591	79.3
Gross profit	20,166,070	9,659,916	10,506,154	108.8
Selling, general and administrative expenses	5,936,408	5,421,580	514,828	9.5
Interest and financing costs, net	250,920	544,793	(293,873)	(53.9)
Other income (including subsidy)	364,418	40,216	324,202	806.2
Foreign exchange gain	138,284	959,943	(821,659)	(85.6)
Income tax expense	2,112,382	1,302,045	810,337	62.2
Net income	$12,369,062	$3,356,784	$9,012,278	268.5

Revenues

Our revenue for 2009 was $81.3 million, an increase of $37.6 million or 85.8% from $43.8 million for 2008. The increase in revenues was a result of our expansion of sales in the China domestic market and increasing our market shares in the U.S., South American, Middle Eastern and European markets. We increased our China domestic market sales from $2.0 million in 2008 to $14.3 million in 2009, a 599% increase in sales year over year. In 2009, we increased sales of our products to SuNing, a prominent national electric appliance retail chain in China with roughly 900 stores, under a private label arrangement. We also added retail locations in other channels such as regional electric appliance retailers and department stores. We increased our product sales over internet portals, into hotels and restaurants and via reward programs with large Chinese banks, telecommunication firms and postal offices. These results are on pace with management’s plan to capture the fast growth experienced in the China domestic small appliance market.

Our sales in the U.S. were $22.2 million for 2009, a $7.3 million or 49% increase year over year; our sales in South America were $12.3 million for 2009, a $6.0 million or 96% increase year over year; our sales in the Middle East were $11.1 million for 2009, a $4.1 million or 60% increase year over year; and our sales in Europe were $11.5 million for 2009, a $3.6 million or 47 % increase year over year. Increased sales in the U.S., South America, Middle East and Europe were largely due to our gaining market share following the financial crisis. We believe that many smaller suppliers with limited capital resources had gone out of business, which led to further consolidation in the industry. In addition, we noticed that buyers increasingly favored companies with financial strength, higher quality products, sufficient plant capacity and a track record of prompt delivery. Buyers placed greater emphasis on being able to source quality supplies without delays or interruptions. We utilized this market opportunity to add new accounts and increase sales volume with our existing customers.

A portion of our expected revenue did decrease due to the economic slowdown in the U.S. and Europe. Our revenues in the fourth quarter of 2008 and the first quarter of 2009 in these geographic areas were lower than our expectations. The fourth quarter is typically our best quarter and can account for as much as 40% of our annual sales due to greater volume for Christmas in the U.S. and the European market. Yet in the fourth quarter of 2008, our sales were only $11.7 million, or roughly 27% of our annual sales. In the first quarter of 2009, our sales were $6.9 million versus $9.1 million for the first quarter of 2008, or a 24% drop in revenue. Our revenues in Europe and North America decreased during the financial crisis as retailers reduced their inventory levels.

However, our revenue also increased in 2009 due to an increase by retailers of their inventory levels commencing in the second quarter of 2009 after such retailers realized their inventories were too low relative to consumer demand. At that time, many of our smaller competitors who did not have our capital strength, economies of scale and our low cost production abilities went out of business. Our U.S. revenue increased 49% in 2009, which we largely attribute to a gain in market share from our competitors in 2009 as the demand for our products came back. A weak fourth quarter in 2008 reduced our expected 2008 results. In 2009, the economic environment improved, but our first quarter was still weaker than expected. Our revenue increased 108% in the first quarter of 2010 largely due to improved demand, as we continued to gain market share and experienced improved revenues when compared to the weak first quarter of 2009.

Cost of Revenue

Our cost of revenue for 2009 was $61.2 million, an increase of $27.1 million or 79.32% from $34.1 million for 2008. The increased cost of revenue in 2009 was due to the increase in sales.

Gross Profit

Our gross margin for 2009 was 24.8% compared to 22.1% for 2008. The increase in gross margin for 2009 compared to 2008 was due to higher manufacturing efficiencies as a result of higher revenue volume and increased sales in the China domestic market, which has higher margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2009 was $5.9 million, an increase of $0.5 million or 9.5% from $5.4 million for 2008. Selling expenses for 2009 increased by 24.5% or $0.8 million in comparison to 2008 due to the associated selling costs incurred to generate the significant increase in revenue. General and administrative expenses for 2009 decreased by 7.2% or $185,773 in comparison to 2008. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. We have scaled back and consolidated our operations, thus reducing selling, general and administrative expenses to withstand the effect of the global financial crisis. Also, we have contracted out our Delta subsidiary beginning in 2009, whereby all Delta operations have been run through our Winder subsidiary. As a result of these cost-cutting efforts, we have been able to reduce our operating expenses while at the same time increasing our growth in revenue.

Interest and Financing Costs (net)

Interest and financing costs, net for 2009 was $250,920 compared to $544,793 for 2008, a decrease of $293,873 or 53.9%. The change is due principally to lower interest expense due to lower borrowings in 2009 and higher interest income due to the excess cash invested in interest bearing accounts.

Other Income (Expense)

Other income for 2009 was $364,418, an increase of $324,202 or 806.2% from $40,216 for 2008. The increase in other income is due to increases in grants received from the PRC government for our high tech enterprise status and our hiring of a large number of local workers.

Foreign Exchange (Gain)

Foreign exchange gain for 2009 was $138,284, a decrease of $821,659 or 85.6% from $959,943 for 2008. We entered into a forward exchange agreement with the Bank of China whereby we agreed to sell U.S. dollars to the Bank of China at certain rates. Since the contractual rate at which we sold U.S. dollars to the Bank of China was greater than the exchange rate on the date of each exchange transaction, we recognized foreign exchange gains. At December 31, 2009, we had no outstanding forward exchange contracts.

Income Tax Expense

Our effective tax rate for 2009 was 15%, as opposed to 28% for 2008.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

On April 24, 2009, we effected a 1-for-2.3 reverse stock split of our common stock. On October 2, 2009, we effected a 2-for-1 forward stock split of our common stock. All share information for common shares was restated retroactively for these stock splits.

On March 31, 2009, we completed a closing of a private placement offering pursuant to which we sold 810,690 units, each unit consisting of 1 share of our common stock and a 3-year warrant to purchase 15% of 1 share of our common stock for $1.73 per share, at an offering price of $0.92 per unit for gross proceeds of $746,000. We issued warrants to purchase 121,660 shares of our common stock to the investors in the offering. We also issued warrants to purchase 81,090 shares of our common stock to the placement agents.

On May 1, 2009, we completed a closing of a private placement offering pursuant to which we sold 1,040,000 units, each unit consisting of 1 share of our common stock and a 3-year warrant to purchase 15% of 1 share of our common stock for $1.73 per share, at an offering price of $0.92 per unit for gross proceeds of $956,800 to 2 non-U.S. investors. We issued warrants to purchase 156,000 shares of our common stock to the investors in the offering. We also issued warrants to purchase 104,000 shares of our common stock to the placement agents.

On May 20, 2009, we completed a closing of a private placement offering pursuant to which we sold 1,060,000 units, each unit consisting of 1 share of our common stock and a 3-year warrant to purchase 15% of 1 share of our common stock for $1.73 per share, at an offering price of $0.92 per unit for gross proceeds of $975,200 to 2 non-U.S. investors. We issued warrants to purchase 159,000 shares of our common stock to the investors in the offering. We also issued warrants to purchase 106,000 shares of our common stock to the placement agents.

On September 21, 2009, we completed a private placement offering pursuant to which we sold 3,000,000 units, each unit consisting of 1 share of our common stock and a 3-year warrant to purchase 30% of 1 share of our common stock for $5.00 per share, at an offering price of $5.00 per unit for $15,000,000 to non-U.S. investors. We issued warrants to purchase 900,000 shares of our common stock to the investors in the offering. A non-U.S. advisor to us received fees of 9% of the gross proceeds and warrants to purchase 300,000 shares of our common stock on the same terms as the warrants issued to the investors. We paid an additional 3% advisory fee in connection with this private placement offering.

On December 17, 2009, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $11.00 per share for $75,900,000. We paid commissions and fees associated with this offering of $9,931,296 in 2009. We also paid offering cost of $320,000 related to this offering in 2010.

During 2010, certain warrant holders exercised warrants to purchase 1,759,114 shares of our common stock that resulted in gross proceeds of $6,964,510. Also during 2010, we purchased 798,300 shares of our common stock on the open market (treasury shares) for $6,945,950.

Cash Flows

At December 31, 2010, we had $33.96 million in cash and equivalents on hand. Our principal demands for liquidity are to increase sales in China, add capacity, purchase inventory and for sales distribution and general corporate purposes. We anticipate that the amount of cash we have on hand as of the date of this report, as well as the cash that we will generate from operations, will satisfy these requirements.

Other current assets were $83.2 million and current liabilities were $44.91 million. Working capital was $72.2 million. The current ratio was 2.61:1 at December 31, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating activities	$11,076,019	$384,221
Investing activities	(57,390,977)	(4,110,610)
Financing activities	(301,440)	80,233,859

Net cash flows provided by operating activities for 2010 was $11.1 million compared to cash provided by operating activities of $0.4 million for 2009. The cash flows from operating activities was attributed principally to the net income generated during 2010, an increase in accounts payables, tax payable and bank acceptance outstanding, offset by an increase in our accounts receivable and advances to suppliers. The increase in account receivable is within our expectations as we continue to increase sales rapidly in the China domestic market, which has longer receivable requirements. Our strongest quarters seasonally are our third and fourth quarters, which is common for the consumer products industry in China. The higher margin in the China domestic market typically requires payment terms for as long as seven to eight months from the date of shipment. We historically have not experienced significant bad debts from our customers; therefore, we believe our current receivables are manageable and within expectations.

We used $57.4 million in investing activities during 2010, principally for the purchase of land use rights (intangible assets) for our new production and manufacturing facility that will be located in the Wuhu area of central China and for the purchase of other fixed assets of $10.1 million during 2010.

Cash used in financing activities for 2010 was $0.3 million, which included proceeds from the exercise of warrants of $6.96 million offset by $320,000 in payment of offering costs and the purchase of treasury shares for $6.95 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2009 and 2008:

	2009	2008
Cash provided by (used in):
Operating activities	$384,221	$3,037,566
Investing activities	(4,110,610)	(3,838,893)
Financing activities	80,233,859	1,945,584

Net cash flows provided by operating activities for 2009 was $0.38 million compared to cash provided by operating activities of $3.04 million for 2008. The cash flows from operating activities were attributed principally to the net income generated during 2009. As of December 31, 2009, our accounts receivable increased by $8,510,316 compared with the balance as of December 31, 2008. The increase in accounts receivable in 2009 was due primarily to increased sales. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Inventories increased by $10,380,431 from the balance at December 31, 2008, due to the need to increase our inventory levels to keep up with the increase in sales. Our accounts payable increased by $4,087,022 during 2009 compared with the balance as of December 31, 2008. Other payables increased by $300,828 and accrued payroll increased by $980,381 for the same period. Unearned revenues, which are payments received before all relevant criteria for revenue recognition are satisfied, decreased by $1,586,205, tax and welfare payable decreased by $670,681 and short-term loans decreased by $3,552,841 over the same period. Notes payable increased by $3,057,563 due to the receipt of proceeds from new loans entered into during 2009.

We used $4.11 million in investing activities during 2009, principally for the construction in progress and purchase of fixed assets.

Cash provided by financing activities for 2009 was $80.2 million, which was mainly from proceeds from the issuance of common stock of $93.6 million offset by $12.4 million.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials and the expansion of our business, through cash flow provided by operations and funds raised through offerings of our securities, if and when we determine such offerings are required.

We maintain export insurance that covers losses arising from customer rejection of our products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

The majority of our revenues were denominated in U.S. dollars and expenses were denominated primarily in Renminbi. As we increase our sales in China, we expect a significant component of our revenue to be denominated in Renminbi.

There is no assurance that exchange rates between the Renminbi and the U.S. dollar will remain stable. We currently do not engage in currency hedging. Inflation has not had a material impact on our business.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

While our operations are in China and our functional currency is the Renminbi, a majority of our sales currently are made in the export market and may be denominated in currencies other than Renminbi. In 2010, approximately 57% of our revenues were from the export market. Fluctuations in the exchange rate between the Renminbi and the U.S. dollar, Euro and other currencies could result in exchange losses and affect our sales and profitability as we may suffer financial losses when transferring money received outside of China into the country or paying vendors for services performed outside of China. Moreover, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business, financial condition or results of operations. We currently do not engage in forward foreign exchange agreements or other hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. Hedging transactions that we may enter into in the future may have limited effectiveness, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

We are exposed to the price risk that the rising cost of commodities has on certain of our raw materials, including plastics, which are derived from petroleum, stainless steel and copper. We monitor the commodities markets for pricing trends and changes, but we do not engage in hedging transactions to protect against raw material fluctuations. Instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance.

Item 8.  Financial Statements and Supplementary Data

Our financial statements, together with the report thereon, appear in a separate section of this Annual Report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We also accumulate and communicate this information to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2010. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting as discussed in the Report of Management on Internal Control over Financial Reporting below.

Notwithstanding the material weaknesses described in the Report of Management on Internal Control over Financial Reporting, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with US GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by the issuer’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We carried out an evaluation of the effectiveness, as of December 31, 2010, of the design and operation of our internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of our CEO and CFO. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control – Integrated Framework.” Based upon this evaluation, our CEO and CFO concluded that our internal controls over financial reporting were not effective as of December 31, 2010, because of the material weakness described below.

Based on the COSO criteria, management identified control deficiencies that constitute material weaknesses. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

a.	We did not maintain effective documentation and testing of information technology (“IT”) related controls over financial reporting; and

b.
We lack technical accounting expertise among our financial staff regarding the requirements of the PCAOB Accounting Standard No. 5 and COSO in the assessment of internal control over financial reporting.

Remediation of Identified Material Weaknesses

Remediation of IT Documentation and Testing

Management has retained a consultant who has identified systems and applications that impact financial reporting and is taking actions to help ensure the integrity of effective documentation and testing of our IT systems and related controls used in the preparation of financial reports. Based on the recommendations of our consultant, we are adopting an IT framework that documents key IT controls and we are addressing testing procedures that could potentially impact financial reporting. As we continue to upgrade various systems, controls and procedures, we will continue to make substantial progress and continue our efforts toward remediation of this material weakness.

Remediation of Technical Accounting Expertise

We employ accountants in the United States to assist with the preparation of our financials in accordance with US GAAP and consultants in the PRC to comply with the requirements of the PCAOB Account Standard No. 5 and COSO in the assessment of internal control over financial reporting. Notwithstanding this common practice for U.S. public companies with substantially all of their operations in China, we concluded that in certain instances we did not maintain sufficient staff in the PRC with technical accounting expertise regarding these requirements. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge of US GAAP in our domestic operations and the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 to oversee our financial reporting process in order to ensure our compliance with US GAAP and the relevant securities laws. In addition, we plan to provide additional training to our accounting staff on US GAAP, the Sarbanes-Oxley Act of 2002 and the requirements of the PCAOB, and regarding the preparation of financial statements.

We believe the measures described above will facilitate remediation of the material weaknesses we have identified and will continue to strengthen our internal control over financial reporting. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control deficiencies.

Our independent registered public accounting firm, Goldman Kurland & Mohidin, LLP (“GKM”), who also audited our consolidated financial statements, independently audited our internal control over financial reporting as of December 31, 2010, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Since identifying the above listed deficiencies in our internal controls, we have made progress in improving our internal controls over financial reporting. We have taken, and are taking, the actions described above to remediate the material weaknesses in our internal control over financial reporting, and we anticipate that these actions will have a material impact on our internal control over financial reporting in future periods.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, and their ages, positions and biographical information, are as follows:

Name	Position	Age
Ying He	Chairman and Chief Executive Officer	42
Zongshu Nie	Chief Financial Officer & Director	32
Edward Hua	Director	57
Arnold Staloff	Director	66
Qi Hua Xu	Director	48
Yongmei Wang	President	35
Man Wai James Chiu	Head of Asia Pacific	49

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full time employee. Our directors hold office for one-year terms or until their successors have been elected and qualified. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

Mr. Ying He, Chairman and Chief Executive Officer

Mr. He was appointed as our Chairman, Chief Executive Officer and President on September 3, 2008, and, as of September 28, 2009, serves exclusively as Chairman and Chief Executive Officer. Mr. He was one of the original founders of Winder in 2001, which is now our wholly owned subsidiary. From June 2006, Mr. He served as the Director of Winder. From July 2001 to August 2006, Mr. He served as the Chairman of Winder. Prior to that time, from August 1999 to June 2001, Mr. He worked independently to establish the initial business plan for Winder, including arrangements with future customers, suppliers, vendors and site determination. Prior to that time, from March 1996 to July 1999, Mr. He served as Chief Executive Officer of Dongguan Xin Dao Mould. From March 1993 to December 1995, Mr. He served as the Senior Manager of Hong Kong Dongjiang Group, Inc. Mr. He obtained his MBA from Zhongshan University in 2005. On September 28, 2009, Mr. He voluntarily resigned as our President. Mr. He was one of our original founders and has been a director and executive officer of the company for over nine years. He brings extensive knowledge of our operations and long-term strategy to the Board of Directors. The Board of Directors believes that Mr. He’s vision, leadership and extensive knowledge about us is essential to our future growth. His skills include operations, marketing, business strategy and product development.

Mr. Zongshu Nie, Chief Financial Officer and Director

Mr. Nie was appointed as our Chief Financial Officer on August 20, 2009. Mr. Nie has been one of our directors since April 29, 2009. From May 2008 to the present time, Mr. Nie has been our Financial Controller. From 1998 to May 2008, Mr. Nie was the Chief Financial Officer at Xian Tai Plastics Co., Ltd, a manufacturer and exporter of plastics-based materials. Mr. Nie received a bachelor’s degree in accounting from the ShaanXi College of Finance and Economics in 1998. Mr. Nie brings to the Board of Directors extensive knowledge of the operations and long-term strategy of both us and our industry, in addition to his financial and oversight experience, through his service as our Financial Controller and 10 years of experience as the Chief Financial Officer of Xian Tai Plastics Co., Ltd. His particular skills include financial analysis, industry analysis and operations.

Mr. Edward Hua, Director

Mr. Hua was appointed to our Board of Directors on April 29, 2009. Mr. Hua serves currently as the Chairman of our Nominating and Corporate Governance Committee and member of our Audit Committee and Compensation Committee. Mr. Hua has held various management positions at the Bank of China from 1994 to the present time, and is currently the General Manager of the Treasury Department of the Boc Shenzhen Branch. Mr. Hua holds a master’s degree in World Economics from Fudan University and a Senior Economist Certificate from the Bank of China. Mr. Hua brings to the Board of Directors extensive operations and financial experience based on his 17 years of managerial experience with the Bank of China.

Mr. Arnold Staloff, Director

Mr. Staloff was appointed to our Board of Directors on April 29, 2009, and serves currently as the Chairman of our Audit Committee and member of our Compensation Committee and Nominating and Corporate Governance Committee. Mr. Staloff brings to the Board of Directors a long and successful business career, with extensive experience at both the management and board levels. Mr. Staloff has served as a director and the Chairman of the Audit Committee at NASDAQ-listed SmartHeat Inc., a plate heat exchange system manufacturer, since 2008, and NASDAQ-listed CleanTech Innovations, Inc., a manufacturer of structural towers for megawatt-class wind turbines, since 2010. From 2007 until his resignations in July 2010, Mr. Staloff served as a director and the Chairman of the Audit Committee at NASDAQ-listed Shiner International, Inc., a packaging and anti-counterfeit plastic film company, and NASDAQ-listed AgFeed Industries, Inc., a feed and commercial hog producer. Mr. Staloff served as a director for Lehman Brothers Derivative Products Inc. from 1994 until October 2008. From December 2005 to May 2007, Mr. Staloff served as Chairman of the Board of SFB Market Systems, Inc., a New Jersey-based company that provided technology solutions for the management and generation of options series data. From June 1990 to March 2003, Mr. Staloff served as President and Chief Executive Officer of Bloom Staloff Corporation, an equity and options market-making firm and foreign currency options floor broker. During 1989 and 1990, Mr. Staloff served as President and Chief Executive Officer of Commodity Exchange, Inc., or COMEX. Mr. Staloff started his professional career in 1968 at the U.S. Securities and Exchange Commission. Mr. Staloff has been credited with the introduction of Options on Foreign Currencies and the precursor to Spydrs. His skills include financial analysis and accounting expertise.

Mr. Qi Hua Xu, Director

Mr. Xu, PhD., was appointed to our Board of Directors on September 28, 2009. Mr. Xu serves currently as the Chairman of our Compensation Committee and member of our Audit Committee and Nominating and Corporate Governance Committee. Mr. Xu has had a distinguished professional and academic career, bringing to the Board of Directors extensive business and engineering experience. Mr. Xu has been a professor of Aerospace Automation at the China Northwestern Industrial University for over 20 years. Mr. Xu received a bachelor’s degree from China Northwestern Industrial University in Aerospace Automation in July 1980 and a doctorate of Aerospace Automation in July 1987. His skills include long-range planning and development, especially as applied to manufacturing automation and systems design.

Mrs. Yongmei Wang, President

Mrs. Wang was appointed as our President on May 26, 2010. Previously, Mrs. Wang served as our Corporate Secretary and Head of International Sales since September 3, 2008. Mrs. Wang joined Winder upon its inception in 2001 as Assistant General Secretary. Mrs. Wang obtained her bachelor’s degree in International Trade from Xian Foreign Language Institute in July 1995.

Mr. Man Wai James Chiu, Head of Asia Pacific

Mr. Chiu serves as our Head of Asia Pacific. Mr. Chiu was appointed as our Chief Operating Officer and Head of Asia Pacific on September 3, 2008. From September 3, 2008 until April 29, 2009, Mr. Chiu served as one of our directors. Mr. Chiu was appointed Chief Operating Officer of Winder and its subsidiary in May 2007. Prior to that time, from January 2001 to May 2007, Mr. Chiu served as the Sourcing Director for Hamilton Beach Proctor-Silex, Inc., in China. Mr. Chiu obtained his B.S. in Accounting & Economics from Hong Kong University, his MBA from Australia Charles Stuart University in 2001, and his bachelor’s degree in law from the University of London in 2006.

Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

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

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Audit Committee and Audit Committee Financial Expert

We have established a separately-designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Hua, Staloff and Xu, each of whom is an independent director. Mr. Staloff, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. As more fully described in its charter, a copy of which is available on our website at www.deerinc.com, the functions of the Audit Committee include the following:

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

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

During 2010, there were no material changes to the procedures described in our proxy statement relating to the 2010 Annual Meeting of Shareholders by which shareholders may recommend nominees to our Board of Directors.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct, which applies to all directors, officers and employees, that constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and our “code of conduct” within the meaning of the listing standards of NASDAQ. The purpose of the Code of Conduct is to promote honest and ethical conduct. The Code of Conduct is posted on our website located at www.deerinc.com and is available in print, without charge, upon written request to Corporate Secretary, Deer Consumer Products, Inc. at Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057. We intend to disclose any future amendments to our Code of Conduct, and any waivers of provisions of the Code of Conduct required to be disclosed under the rules of the SEC or listing standards of NASDAQ, on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that the following reporting person failed to file such reports on a timely basis during 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Walter Zhao, Former President	1	0	0

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of compensation paid to our named executive officers in 2010 as well as the objectives and material factors underlying our compensation policies and decisions for these executive officers.

The Compensation Committee, which we refer to in this discussion as the Committee, of our Board of Directors has responsibility for establishing, implementing and monitoring adherence with our compensation philosophy. The Committee ensures that the total compensation paid to our “named executive officers” is fair, reasonable and competitive. Our Chairman and Chief Executive Officer reviews and revises individual compensation, assists the Committee with its understanding of the employment market in the regions of the PRC in which we conduct operations and presents his recommendations to the Committee for its ultimate review and approval. Our Chairman and Chief Executive Officer is not involved in decisions relating to his own compensation.

The information in this discussion explains how the Committee made its compensation decisions for our named executive officers in 2010. For 2010, our named executive officers were: Ying He, Chairman and Chief Executive Officer; Zongshu Nie, Chief Financial Officer; and Walter Zhao, our former President.

Oversight of Our Executive Compensation Program

The Committee oversees the compensation of our named executive officers and is composed of Messrs. Hua, Staloff and Xu, each an independent director as defined under the listing standards of NASDAQ. The Committee has adopted a charter, a copy of which is posted on our website at www.deerinc.com, which sets forth the responsibilities and powers of the Committee. The Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our named executive officers and for the administration of our equity incentive plans, including the approval of grants under such plans to our named executive officers. The Committee also reviews the performance of our Chairman and Chief Executive Officer in light of our business goals and objectives and recommends the compensation of our Chairman and Chief Executive Officer for approval by all independent directors serving on the Board of Directors.

Objectives and Philosophy of Our Compensation Program

Our compensation program is designed to attract, motivate and retain key employees and to align the long-term interests of the named executive officers with those of our shareholders. The philosophy that the Committee uses to set executive compensation levels and structures is based on the following principles:

•
Retain and attract qualified executives – The compensation of our executives must be competitive with the organizations with which we compete for talent so that we may attract and retain talented and experienced executives.

•
Reward outstanding performance – A significant portion of our executives’ compensation should be subject to corporate performance measures and therefore be “at risk.” Performance-based compensation can vary widely from year to year depending on an executive’s performance and the economic tensions relating to our business.

•
Align compensation with our strategic business objectives – We believe that a component of our executives’ compensation should be related to the degree to which we meet or exceed both our short and long-term strategic business objectives.

•
Align the interests of our executives with those of our stockholders – Equity-based awards can be an effective means of aligning an executive’s financial interests with those of our stockholders by providing value to the executive only if the market price of our stock increases.

In addition, we believe that compensation programs for our named executive officers should be tailored appropriately to encourage employees to grow our business, but not encourage them to do so in a way that poses unnecessary or excessive material risk to us.

The Role of Our Chairman and Chief Executive Officer in Determining Executive Compensation

The Committee, working with our Chairman and Chief Executive Officer, evaluates and approves all compensation regarding our named executive officers. Our other named executive officers report directly to our Chairman and Chief Executive Officer, who supervises their day-to-day performance. Accordingly, our Chairman and Chief Executive Officer establishes the criteria and any targets used to determine bonuses, including each other named executive officer’s individual performance and company-based performance factors, and makes recommendations to the Committee regarding salaries, bonuses and equity awards for the other named executive officers. Our Chairman and Chief Executive Officer is not involved in decisions relating to his own compensation.

Compensation Consultant

The Committee has the exclusive authority to hire compensation, accounting, legal or other advisors. In connection with any such hiring, the Committee can determine the scope of the consultant’s assignments and their fees. The scope of a consultant’s services may include providing the Committee with data regarding compensation trends, assisting the Committee in the preparation of market surveys or tally sheets or otherwise helping it evaluate compensation decisions. The Committee did not retain an outside compensation consultant in 2010.

Components of Compensation

The principal components of compensation and employment arrangements during 2010 included:
•	Base salary;
•	Long-term equity awards; and
•	Other personal benefits.

These components were selected because the Committee believes that a combination of salary, incentive pay and benefits is necessary to help us attract and retain the executive talent upon which our success depends. We have no pre-established policy or target for the allocation between either cash and non-cash or short and long-term incentive compensation. Rather, the Committee reviews our performance and that of each executive and determines the appropriate level and mix of compensation elements.

Base Salary

We use base salary to compensate our named executive officers fairly and competitively based upon the particular executive’s experience and historical performance and on a number of other factors, including: informal data regarding salaries for comparable positions at other companies; geographic location and cost of living; the scope of the executive’s responsibilities and the size and importance of the executive’s business unit; and considerations of internal pay parity. This is the most stable component of our compensation program, as this amount is not at risk. The salaries of our named executive officers were originally determined in the course of negotiations over their labor contracts and based, in part, on their beneficial ownership of our common stock. Through 2010, Mr. He has not had an increase in his base salary (as denominated in U.S. dollars) since 2007. Because the base salary compensation of our named executive officers are governed by labor contracts, the Committee’s decisions regarding the compensation of our named executive officers, other than any discretionary compensation and equity awards, are limited by the terms of such labor contracts. In 2010, we did not award any cash bonuses to our named executive officers.

Long-term Equity Awards

We believe that equity awards provide a strong alignment between the interests of our named executive officers and our shareholders. The equity compensation component allows the Committee to promote the retention of our named executive officers and provide an incentive for our named executive officers to balance their focus on short and long-term strategic goals appropriately. Our long-term equity awards consist principally of grants of options to purchase our common stock made pursuant to our 2009 Equity Incentive Plan as approved by our shareholders. Typically, an executive is granted options upon beginning employment and remains eligible for periodic grants thereafter. When making its equity award decisions, the Committee determines the size of each grant after receiving advice from our Chairman and Chief Executive Officer and after taking into account a number of factors, including the grantee’s current beneficial ownership of our common stock. To ensure that any grants made provide for retention and both short and long-term incentives, a typical grant vests over a period of at least two years in equal annual increments, subject to the continued employment of the executive. Stock options are granted with an exercise price equal to the fair market value of shares of our common stock on the grant date. The exercise price is based on the closing price per share of our common stock as reported on the NASDAQ on the grant date. For holders of greater than 10% of our common stock outstanding, the exercise price for any stock option grant will be 110% of the closing price of our common stock on the grant date. We do not intend to grant options while in possession of material non-public information, except on the date of hire to newly hired executive officers. The Committee made no grants of equity awards in 2010.

The Committee believes that Messrs. He and Nie each currently own or hold a sufficient amount of our common stock to provide appropriate long-term incentives. As of December 31, 2010, Mr. He beneficially owned approximately 24.71% of our common stock outstanding, which makes him our largest beneficial owner. As of December 31, 2010, Mr. Nie beneficially owned approximately 4.67% of our common stock outstanding. The Committee believes that the significant beneficial ownership of Messrs. He and Nie encourages a long-term focus on our sustainable performance and aligns their interests with those of our shareholders.

The Committee approved a grant of options to Mr. Zhao upon his appointment as our President on September 28, 2009, and, effective as of December 22, 2009, granted Mr. Zhao options to purchase 80,000 shares of our common stock pursuant to our 2009 Equity Incentive Plan. The options had a life of 3 years and an exercise price of $10.96. Options to purchase 40,000 shares of our common stock vested immediately with the remaining options to purchase 40,000 shares of our common stock to vest on December 31, 2010. Mr. Zhao voluntarily resigned his position on May 26, 2010. Effective upon his resignation, options to purchase 16,667 shares of our common stock vested pursuant to the terms of his option award agreement. Mr. Zhao forfeited the remaining options to purchase 23,333 shares of our common stock upon his resignation. All 56,667 vested options granted to Mr. Zhao expired unexercised on August 24, 2010.

Other Personal Benefits

The labor contracts entered into by each of our named executive officers provide for social insurance as required by state and provincial regulations, including pension, unemployment, basic medical and workplace injury insurance. We do not maintain health and welfare plans for our named executive officers other than those generally available to all of our salaried employees pursuant to their labor contracts. Certain executives, including our named executive officers, receive additional benefits, including reimbursement of business-related expenses.

The labor contracts entered into by each of our named executive officers specify the conditions under which the contracts may be terminated and set forth minimum severance payments pursuant to the relevant PRC employment contract laws, which generally equal one month’s salary for each year of employment in cases where termination is initiated other than for “cause.” We do not have any other existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Tax and Accounting Considerations

We account for stock-based compensation in accordance with the requirements of ASC 718. We also take into consideration ASC 718 and other generally accepted accounting principles in determining changes to policies and practices for our stock-based compensation.

Internal Revenue Code Section 162(m) generally disallows a tax deduction to reporting companies for compensation over $1,000,000 paid to each of the company’s chief executive officer and the four other most highly compensated officers, except for compensation that is “performance-based.” Non-performance-based compensation paid to our named executive officers during 2010 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our named executive officers during 2011 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our named executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our named executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any named executive officer ever approach the $1.0 million level.

Risks Associated with Our Compensation Policies and Practices

We believe that our compensation policies and practices for all employees, including our named executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2010, Messrs. Hua, Staloff and Xu served as members of our Compensation Committee. None of these individuals has ever served as an officer or employee of the company or any of our subsidiaries. None of our executive officers has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of our company.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Respectfully submitted,
THE COMPENSATION COMMITTEE

Qi Hua Xu, Chairman
Edward Hua
Arnold Staloff

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2010, 2009 and 2008, of each of our named executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)(1)	($)	($)	($)	($)
Ying He	2010	24,660	0	0	0	0	0	0	24,660
Chairman and Chief	2009	24,660	0	0	0	0	0	0	24,660
Executive Officer	2008	24,660	0	0	0	0	0	0	24,660
Zongshu Nie(2)	2010	22,800	0	0	0	0	0	0	22,800
Chief Financial Officer	2009	22,800	0	0	0	0	0	0	22,800
	2008	-	-	-	-	-	-	-	-
Walter Zhao(3)	2010	50,000	0	0	173,070	0	0	0	223,070
Former President	2009	50,000	0	0	230,760	0	0	0	280,760
	2008	-	-	-	-	-	-	-	-

(1)
Amount shown reflects aggregate grant date fair value of options and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options. The options were valued using the Black-Scholes pricing model with the following assumptions: risk-free interest rate – 2.25%; expected life – 3 years; volatility – 80% and dividend yield – 0%.

(2)	Mr. Nie was appointed our Chief Financial Officer on August 20, 2009. Mr. Nie has served on our Board of Directors since April 29, 2009.
(3)	Mr. Zhao served as our President from September 28, 2009, until his voluntary resignation on May 26, 2010. Mr. Zhao served on our Board of Directors from April 29, 2009, to September 28, 2009.

Narrative Disclosure to Summary Compensation Table

Grants of Plan-Based Awards

We made no grants of plan-based awards to any of our executive officers during 2010.

Outstanding Equity Awards at Fiscal Year-End for 2010

There were no outstanding equity awards held by any of our named executive officers at December 31, 2010. On December 22, 2009, we granted Mr. Zhao options under the 2009 Equity Incentive Plan to purchase 80,000 shares of our common stock at an exercise price of $10.96. Options to purchase 40,000 shares of our common stock vested immediately, and options to purchase an additional 16,667 shares of our common stock vested upon Mr. Zhao’s resignation on May 26, 2010. Mr. Zhao forfeited the remaining options to purchase 23,333 shares of our common stock upon his resignation. All 56,667 vested options granted to Mr. Zhao expired unexercised on August 24, 2010.

Employment Agreements

Neither we nor our subsidiaries currently have employment agreements with their respective officers. We have entered into labor contracts that are standard for China domestic companies with Ying He, our Chairman and Chief Executive Officer, and Zongshu Nie, our Chief Financial Officer, which contain provisions prohibiting competition by Messrs. He and Nie following their employment with us. Mr. He’s labor contract expires March 2, 2013, and Mr. Nie’s labor contract expires April 30, 2012.

Mr. Zhao was compensated at $50,000 per annum under the terms of a standard labor contract.

Change-In-Control and Separation Agreements

The standard labor contracts we entered into with Messrs. He and Nie specify the conditions under which the contracts may be terminated and set forth minimum severance payments pursuant to the relevant PRC employment contract laws, which generally equal one month’s salary for each year of employment in cases where termination is initiated other than for “cause.”

We do not have any other existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Equity Incentive Plans

On November 6, 2009, our shareholders approved our 2009 Equity Incentive Plan authorizing the issuance of up to 500,000 shares of our common stock. We can grant awards under the Plan to our officers, directors and employees pursuant to the guidelines set forth in the Plan. We made no grants of options to our named executive officers under the Plan during 2010.

Option Exercises and Stock Vested

There were no options exercised by or stock awards vesting to any of our named executive officers during 2010.

Pension Benefits

We currently do not have any defined pension plan for our named executive officers. Pursuant to their labor contracts, we shall provide to such officers all the necessary insurances and social welfares, including but not limited to medical, work injury, maternity, retirement and unemployment insurance and housing fund, according to our policies and the relevant laws and regulations of local governmental authorities and the PRC.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We currently do not have nonqualified defined contribution or other plans that provides for the deferral of compensation for our named executive officers nor do we currently intend to establish any such plan.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2010.

Director Compensation Table for 2010
	Fees Earned or Paid in Cash		Stock Awards	Option Awards		Total
Name and principal position	($)		($)	($)		($)
Ying He, Chairman	-		-	-		-
Zongshu Nie	-		-	-		-
Edward Hua	-		-	-		-
Arnold Staloff	37,500	(1)	-	102,628	(2)	140,128
Qi Hua Xu	-		-	-		-

(1)
Mr. Staloff is compensated at $50,000 per annum, effective as of December 22, 2009, payable in quarterly installments. Payment of $12,500 for the first quarter of 2010 was made in December 2009 and reported as fees paid to Mr. Staloff in our Annual Report for the year ended December 31, 2009.

(2)
On December 22, 2009, we granted Mr. Staloff options under the 2009 Equity Incentive Plan to purchase 50,000 shares of our common stock, with options to purchase 16,666 shares vesting immediately and the remainder to vest in increments of 16,667 shares on each subsequent annual anniversary of the grant date. The options may be exercised at the price of $10.96 per share. The options are exercisable for five years from the date of grant. The options were valued using the Black-Scholes pricing model with the following assumptions: risk-free interest rate – 2.25%; expected life – 3.5 years; volatility – 80% and dividend yield – 0%.

Narrative Disclosure to Director Compensation Table

We do not compensate our non-independent directors, such as Messrs. He and Nie, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

Mr. Staloff receives compensation of $50,000 per annum. Messrs. Hua, Staloff and Xu, as independent directors, are eligible to receive grants of options to purchase our common stock under the 2009 Equity Incentive Plan.

We do not maintain medical, dental or retirement benefits plans for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following sets forth information as of March 7, 2011, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. As of March 7, 2011, there were 33,592,562 shares of our common stock issued and outstanding.

Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Deer Consumer Products, Inc. Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Wei Tian Yi Kinwick Centre, 32 Hollywood Road Central, Hong Kong	2,117,243	(1)	6.30%
Sino Unity Limited(2)	1,687,284		5.02%

Directors and Named Executive Officers
Ying He, Chairman and Chief Executive Officer(3)	8,300,980		24.71%
Zongshu Nie, Chief Financial Officer(4)	1,569,566		4.67%
Arnold Staloff, Director	33,333	(5)	* %
All Directors and Named Executive Officers as a Group (5 Persons)	9,870,546		29.45%

(1)	Disclosed on the Schedule 13D for Wei Tian Yi filed on September 20, 2010.
(2)	Sino Unity Limited is 100% owned by YuHai Deng, our Manager of Purchasing.
(3)	Ying He holds his shares through Achieve On Limited, which is 100% owned by him.
(4)	Zongshu Nie holds his shares through True Olympic Limited, which is 100% owned by him.
(5)	Consists of options to purchase 33,333 shares of our common stock that are exercisable within 60 days of March 7, 2011.

* Represents less than 1% of shares outstanding.

We are not aware of any arrangements that could result in a change in control of the company.

The disclosure of securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

We have adopted a policy in connection with related party transactions involving our company. The policy requires the approval by our Audit Committee for any transaction, arrangement or relationship in which (i) the aggregate amount involved will or may be expected to reach $50,000 in any calendar year, (ii) we are a participant and (iii) any related person has or will have an interest. Related persons include our executive officers, directors, greater than 5% shareholders or immediate family members of any of the foregoing. Pursuant to the policy, the Audit Committee, among other factors, is required to take into account whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. In addition, the Chairman of the Audit Committee has the authority to approve or ratify any interested transaction with a related person in which the aggregate amount involved is expected to be less than $25,000.

Director Independence

Subject to certain exceptions, under the listing standards of NASDAQ, a listed company’s board of directors must consist of a majority of independent directors. Currently, our Board of Directors has determined that each of Messrs. Hua, Staloff and Xu are independent directors for purposes of the NASDAQ listed company standards currently in effect and all applicable rules and regulations of the SEC. We have established the following standing committees of the Board of Directors: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. All members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee satisfy the “independence” standards applicable to members of each such committee. The Board of Directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions between us and the directors, if any. The Board of Directors considered relationships and transactions between each director, or any member of his or her immediate family, and our company, our subsidiaries and our affiliates. The purpose of the Board of Director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under NASDAQ rules.

Item 14.  Principal Accounting Fees and Services

Our Audit Committee selected GKM as the independent registered certified public accounting firm to audit the books and accounts of our company and our subsidiaries for the fiscal year ending December 31, 2010. GKM has served as our independent accountant since September 3, 2008. The following table presents the aggregate fees billed for professional services rendered by GKM for the years ended December 31, 2010 and 2009.

	2010	2009
Audit fees	$217,500	$137,500
Audit-related fees	2,500	30,000
Tax fees	0	0
All other fees	0	0

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit Committee’s Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax and any other services to be provided by our independent accountants. In situations where it is not possible to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chairman of the Audit Committee to grant pre-approval of auditing, audit-related, tax and all other services. Any pre-approved decisions by the Chairman are required to be reviewed with the Audit Committee at its next scheduled meeting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:
1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and
2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report.

Deer Consumer Products, Inc and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Deer Consumer Products, Inc.

We have audited the accompanying consolidated balance sheets of Deer Consumer Products, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2010, 2009 and 2008. In addition, in our opinion, the financial statement schedule listed in Note 18 to the financial statements presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We also have audited Deer Consumer Products, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Deer Consumer Products, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding on internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

•	Ineffective documentation and testing of Information Technology related controls over financial reporting.
•	Lack of technical accounting expertise among financial staff regarding the requirements of the PCAOB Auditing Standard No 5 and COSO in the assessment of internal control over financial reporting.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements of the Company as of and for the year ended December 31, 2010.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deer Consumer Products, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the effect of the aforementioned material weaknesses on the achievement of the objectives of the internal control criteria, Deer Consumer Products, Inc., did not maintained effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our opinion on the effectiveness of internal control over financial reporting does not affect our opinion on the consolidated financial statements.

Goldman Kurland & Mohidin LLP
Encino, California
March 9, 2011

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash & equivalents	$33,956,591	$79,333,729
Restricted cash	1,347,385	35,701
Accounts receivable	52,686,494	17,070,781
Advances to suppliers	3,018,531	3,299,107
Other receivables	125,580	213,487
VAT receivable	2,839,718	2,516,618
Prepaid expense	159,583	12,500
Inventories	23,015,850	18,061,282

Total current assets	117,149,732	120,543,205

NON-CURRENT ASSETS
Property and equipment, net	20,453,404	11,325,999
Prepayment for land use rights	3,812,947
Intangible assets, net	38,308,468	394,684
Construction in progress	8,913,181	3,724,337
Other assets	4,570	20,073

Total noncurrent assets	71,492,570	15,465,093

TOTAL ASSETS	$188,642,302	$136,008,298

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$26,247,453	$13,055,110
Unearned revenue	1,759,792	1,719,761
Taxes payable	5,536,646	3,371,986
Other payables and accrued expenses	3,001,716	2,217,087
Notes payable	8,361,698	6,212,911

Total current liabilities	44,907,305	26,576,855

COMMITMENT AND CONTINGENCY

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value; 75,000,000 shares authorized; 33,592,562 and 32,631,748 shares issued and outstanding as of December 31, 2010 and 2009, respectively	33,593	32,632
Paid-in capital	91,084,958	91,111,661
Statutory reserve	6,127,639	2,371,718
Development fund	3,063,819	1,185,859
Accumulated other comprehensive income	6,315,475	2,335,216
Retained earnings	37,109,513	12,394,357

Total Company stockholders' equity	143,734,997	109,431,443

TOTAL LIABILITIES AND EQUITY	$188,642,302	$136,008,298

The accompanying notes are an integral part of these consolidated financial statements.

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

Revenue	$175,846,887	$81,342,680	$43,784,935
Cost of revenue	125,274,479	61,176,610	34,125,019

Gross profit	50,572,408	20,166,070	9,659,916

Operating expenses
Selling	9,161,068	3,555,547	2,854,946
General and administrative	4,563,188	2,380,861	2,566,634

Total operating expenses	13,724,256	5,936,408	5,421,580

Income from operations	36,848,152	14,229,662	4,238,336

Non-operating income (expenses)
Interest income	484,527	94,986	13,870
Interest expense	-	(122,299)	(310,762)
Financial expense	(148,772)	(223,607)	(247,901)
Exchange gain (loss)	(1,253,707)	138,284	959,943
Other income (expense), net	69,030	38,084	(17,444)
Subsidy income	54,134	326,334	57,660
Realized loss on trading securities	-	-	(34,873)
Other expenses	(55,901)	-	-

Total non-operating income (expenses), net	(850,689)	251,782	420,493

Income before income tax	35,997,463	14,481,444	4,658,829
Income tax expense	5,648,426	2,112,382	1,302,045

Net income	30,349,037	12,369,062	3,356,784

Other comprehensive item
Foreign currency translation	3,980,259	(10,482)	1,041,966

Comprehensive Income	$34,329,296	$12,358,580	$4,398,750

Basic weighted average shares outstanding	33,210,969	22,782,200	16,985,460

Diluted weighted average shares outstanding	33,651,767	23,190,286	16,985,460

Basic earnings per share	$0.91	$0.54	$0.20

Diluted earnings per share	$0.90	$0.53	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Common stock
	Shares	Amount	Paid-in capital	Statutory reserves	Development fund	Accumulated other comprehensive income (loss)	Retained earnings	Total

Balance at January 1, 2008	15,695,706	$15,696	$9,333,327	$686,464	$343,232	$1,303,732	$2,331,371	$14,013,822

Shares issued in merger with Tag Events Corp.	3,956,520	3,956	(3,956)	-	-	-	-	-

Net income	-	-	-	-	-	-	3,356,784	3,356,784

Transfer to statutory reserve and development fund	-	-	-	398,939	199,469	-	(598,408)	-

Deemed dividend to major shareholders-settlement of receivable	-	-	-	-	-	-	(3,134,979)	(3,134,979)

Foreign currency translation gain	-	-	-	-	-	1,041,966	-	1,041,966

Balance at December 31, 2008	19,652,226	19,652	9,329,371	1,085,403	542,701	2,345,698	1,954,768	15,277,593

Sale of common stock for cash	12,810,890	12,811	93,565,189	-	-	-	-	93,578,000

Offering costs	-	-	(12,407,007)	-	-	-	-	(12,407,007)

Exercise of warrants	168,632	169	290,721	-	-	-	-	290,890

Stock-based compensation	-	-	333,387	-		-	-	333,387

Net income	-	-	-	-	-	-	12,369,062	12,369,062

Transfer to statutory reserve and development fund	-	-	-	1,286,315	643,158	-	(1,929,473)	-

Foreign currency translation loss	-	-	-	-	-	(10,482)	-	(10,482)

Balance at December 31, 2009	32,631,748	32,632	91,111,661	2,371,718	1,185,859	2,335,216	12,394,357	109,431,443

Exercise of warrants	1,759,114	1,759	6,962,751	-	-	-	-	6,964,510

Net income	-	-	-	-	-	-	30,349,037	30,349,037

Offering costs paid	-	-	(320,000)	-	-	-	-	(320,000)

Purchase of treasury stock	(798,300)	(798)	(6,945,152)	-	-	-	-	(6,945,950)

Stock-based compensation	-	-	275,698	-	-	-	-	275,698

Transfer to statutory reserve and development fund	-	-	-	3,755,921	1,877,960	-	(5,633,881)	-

Foreign currency translation gain	-	-	-	-		3,980,259	-	3,980,259

Balance at December 31, 2010	33,592,562	$33,593	$91,084,958	$6,127,639	$3,063,819	$6,315,475	$37,109,513	$143,734,997

The accompanying notes are an integral part of these consolidated financial statements.

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,349,037	$12,369,062	$3,356,784
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	1,640,882	1,449,186	1,218,301
Realized loss on short-term investments	-	-	34,873
Loss on disposal of fixed assets	-	-	351,257
Stock-based compensation	275,698	333,387	-
(Increase) decrease in current assets:
Accounts receivable	(34,354,325)	(8,512,633)	(7,821,066)
Advances to suppliers	887,765	-	(1,965,833)
Other receivables, prepayments, and deposits	(491,041)	(5,019)	210,696
Due from stockholder	-	331,064	1,454,375
Due from related party	-	1,715,320	(325,509)
Tax rebate receivable	-	283,706	158,989
Inventories	(4,329,707)	(10,374,062)	(3,180,080)
Increase (decrease) in current liabilities:
Accounts payable	12,532,257	4,084,515	6,205,438
Unearned revenue	(10,106)	(1,585,231)	3,175,324
Taxes payable	1,777,120	(670,218)	581,530
Notes payable	1,924,203	-	-
Due to related party	-	(274,636)	(795,427)
Other payables and accrued expenses	858,495	1,221,679	162,679

Increase in noncurrent asset:	15,741	18,100	215,234

Net cash provided by operating activities	11,076,019	384,221	3,037,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(1,282,217)	164,297	276,966
Acquisition of property & equipment	(10,095,861)	(1,474,527)	(3,627,873)
Acquisition of intangible asset	(37,230,325)	-	(8,319)
Prepayment for land use rights	(3,812,947)
Sale of short-term investments	-	29,322	79,984
Construction in progress	(4,969,627)	(2,829,702)	(559,651)

Net cash used in investing activities	(57,390,977)	(4,110,610)	(3,838,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term loans	-	-	4,176,723
Proceeds from issuance of long-term loans	-	-	720,750
Proceeds from issuance of notes payable	-	3,055,687	2,969,781
Proceeds from sale of common stock	-	93,578,000	-
Change in advance to shareholder, net	-	-	(535,367)
Change in advance to related party, net	-	-	270,028
Offering costs paid	(320,000)	(12,407,007)	-
Proceeds from exercise of warrants	6,964,510	290,890	-
Purchase of treasure shares	(6,945,950)	-	-
Payment on short-term loans	-	(3,550,661)	(5,656,331)
Payment on long-term loans	-	(733,050)	-

Net cash provided by (used in) financing activities	(301,440)	80,233,859	1,945,584

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,239,260	44,233	126,224

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(45,377,138)	76,551,703	1,270,481

CASH & EQUIVALENTS, BEGINNING OF YEAR	79,333,729	2,782,026	1,511,545

CASH & EQUIVALENTS, END OF YEAR	$33,956,591	$79,333,729	$2,782,026

Supplemental Cash flow data:
Income tax paid	$3,620,873	$567,226	$725,125
Interest paid	$-	$119,996	$310,762
Settlement of receivable as a deemed dividend	$-	$-	$3,134,979

The accompanying notes are an integral part of these consolidated financial statements.

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

Deer Consumer Products, Inc., formerly known as Tag Events Corp., (hereinafter referred to as the “Company” or “Deer”) was incorporated in the State of Nevada on July 18, 2006.

On September 3, 2008, the Company entered into a share exchange agreement and plan of reorganization with Deer International Group Ltd. (“Deer International”), a corporation organized under the laws of the British Virgin Islands on December 3, 2007, and acquired 100% of the shares of Winder Electric Group Ltd. (“Winder”) on March 11, 2008. Winder has a 100% owned subsidiary, Delta International Limited (“Delta”). Winder and Delta were formed and incorporated in the Guangdong Province of the People Republic of China (“PRC”) on July 20, 2001, and February 23, 2006, respectively.

Pursuant to the share exchange agreement, the Company acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, for 15,695,706 shares of the Company’s common stock. Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with Crescent Liu, its former Director and Chief Executive Officer, pursuant to which he returned 5,173,914 shares of the Company’s common stock to the Company for cancellation. Mr. Liu was not compensated for the cancellation of his shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had 19,652,226 shares of common stock issued and outstanding. In connection with the above transaction, the Company changed its name to Deer Consumer Products, Inc. on September 3, 2008.

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

Stock Splits

On April 24, 2009, the Company effected a 1-for-2.3 reverse stock split of its common stock and on October 2, 2009, the Company effected a 2-for-1 forward stock split of its common stock. All share information for common shares was retroactively restated for these stock splits.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Deer International, and Deer International’s wholly owned subsidiary, Winder, and Winder’s wholly owned subsidiaries, Delta, Deer Technology (AnHui) Co., Ltd. (“Deer Technology”) and Anlin Technology (Anhui) Co., Ltd. (“Anlin Technology”). All significant inter-company accounts and transactions were eliminated in consolidation. Deer Technology was incorporated on April 30, 2010, in the AnHui Province and the Company invested $29.8 million in Deer Technology. Anlin Technology was incorporated on April 30, 2010, in the AnHui Province and the Company invested $10.2 million in Anlin Technology.

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The functional currency of the Company’s China subsidiaries is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender and monies restricted under a letter of credit and a bank acceptance.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2010 and 2009, approximately 29% and 46%, respectively, of our accounts receivable was from overseas customers. The Company maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

Investments

The Company purchased various stocks during 2007 and in 2008 the Company was required to purchase an equity fund for a bank loan. The investments were trading securities that were bought and held principally for the purpose of selling them in the near term and were reported at fair value, with unrealized gains and losses included in earnings. All of these stocks were sold during 2009.

Advances to Suppliers

The Company makes advances to certain vendors to purchase its material and equipment. The advances are interest-free and unsecured.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Company compares the cost of inventories with their market value and allowance is made to write down inventories to their market value, if lower.

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

The following are the details of property and equipment at December 31, 2010 and 2009:

	2010	2009
Building	$9,274,909	$3,294,109
Equipment	18,928,495	14,312,145
Vehicle	485,421	34,735
Office equipment	220,800	420,106
	28,909,625	18,061,095
Less accumulated depreciation	(8,456,221)	(6,735,096)
	$20,453,404	$11,325,999

Depreciation for 2010, 2009 and 2008 was $1,490,855, $1,439,751 and $1,199,578, respectively.

Construction in Progress

Construction in progress consists of costs related to the Company's construction of a new plant, office building and power distribution station. The balance at December 31, 2010, was $8,913,181 and the Company was committed to pay an additional RMB 10 million ($1.5 million) to complete the construction. The project is expected to be completed in 2011.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2010 and 2009, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use land and computer software. The Company evaluates intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and a second test is performed to measure the amount of impairment loss.

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The following are the details of intangible assets at December 31, 2010 and 2009:

	2010	2009

Right to use land	$38,519,101	$450,335
Computer software	79,158	76,906
Total	38,598,259	527,241
Less accumulated amortization	(289,791)	(132,557)

Intangibles, net	$38,308,468	$394,684

Pursuant to PRC regulations, the PRC government owns all land. The Company recognized the amounts paid for the rights to use land as an intangible asset. The Company amortizes these rights over their respective periods, which range from 45 to 50 years and computer software is amortized over 1 to 2 years.

Amortization for 2010, 2009 and 2008 was $150,027, $9,435 and $18,723, respectively.

The following table summarizes the expected amortization over the next 5 years as of December 31, 2010:

Year Ended December 31,	Amount
2011	$754,113
2012	754,113
2013	754,113
2014	754,113
2015	754,113
Thereafter	34,537,903
Total	$38,308,468

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term loans and notes payable, have carrying amounts that approximate their fair values due to their short maturities.

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

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions within China are not covered by insurance. The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480). Sales revenue is recognized at the date of shipment to customers when no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Unearned Revenue

The Company records payments for goods before all relevant criteria for revenue recognition are satisfied as unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for 2010, 2009 and 2008 were $222,648, $45,361 and $111,507, respectively.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for 2010, 2009 and 2008, were $777,783, $602,550 and $585,000, respectively, which were included in general and administrative expenses.

Subsidy Income

Subsidy income represented grants from the local government in recognition of the Company’s promoting the local economy and expansion in the overseas markets. The grants were without any conditions and restrictions, and were not required to be repaid.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 50,000 options outstanding as of December 31, 2010.

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

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s China subsidiaries is RMB. Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Currency Hedging

The Company from time to time may enter into forward exchange agreements with the Bank of China, whereby the Company agrees to sell U.S. dollars to the Bank of China at certain rates. At December 31, 2010, the Company had no outstanding forward exchange contracts.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

Years Ended December 31,	2010		2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	33,210,969	$0.91	22,782,200	$0.54	16,985,460	$0.20
Effect of dilutive warrants and stock options	440,798	(0.01)	408,086	(0.01)	-	-
Diluted earnings per share	33,651,767	$0.90	23,190,286	$0.53	16,985,460	$0.20

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

Registration Rights Agreement

The Company accounts for payment arrangements under a registration rights agreement in accordance with ASC Topic 825, “Financial Instruments,” which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be recognized separately and measured in accordance with ASC Topic 450, “Contingencies.”

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company on July 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations as a result of its adoption on January 1, 2011.

Note 3 – Inventories

Inventories consisted of the following at December 31, 2010 and 2009:

	2010	2009
Raw material	$7,979,205	$11,113,055
Work in process	11,914,475	5,236,692
Finished goods	3,122,170	1,711,535
Total	$23,015,850	$18,061,282

Note 4 – Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following at December 31, 2010 and 2009:

	2010	2009
Accrued expenses	$1,010,591	$-
Accrued wages	996,542	1,148,663
Accrued welfare	21,303	$6,964
Other payable	973,280	1,061,460
Total	$3,001,716	$2,217,087

Accrued expenses represented accrued electricity and freight fee. Other payables represented government charges, payable to local construction management department, and payable for employees’ education fund, labor union fund and other funds.

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 5 – Taxes payable

Taxes payable consisted of the following at December 31, 2010 and 2009:

	2010	2009
Income tax	$5,536,646	$3,370,725
Other taxes	-	1,261
	$5,536,646	$3,371,986

Note 6 – Notes Payable

Notes payable at December 31, 2010 and 2009, consist of multiple bankers’ acceptances from the Bank of China. The terms of the notes range from 3-6 months, bear no interest and pays the bank 0.05% of the note balance as an acceptance fee. The Company deposits 16% of the notes’ par value with the Bank of China, refundable when the notes are re-paid and accounted for as restricted cash in the accompanied consolidated financial statements.

Note 7 – Stockholders’ Equity

On December 20, 2008, 50HZ, a related party owned by two shareholders of Deer International, transferred intangible assets to the Company to settle a related party receivable. The asset’s historical costs could not be corroborated with supporting documentation and was recorded at $0 by the Company. The intangible assets consist of patents and trademarks used by the Company. The settlement of the related party receivable was considered a dividend of $3,134,979 to the majority shareholders of the Company as they own 100% of 50HZ.

On March 31, 2009, the Company completed a private placement of 810,690 units, each unit consisting of 1 share of the Company’s common stock and a 3-year warrant to purchase 15% of 1 share of the Company’s common stock at $1.73 per share, at $0.92 per unit for $746,000. The Company issued warrants to purchase 121,660 shares of its common stock to the investors in the private placement. The Company also issued warrants to purchase 81,090 shares of its common stock to the placement agents.

In May 2009, the Company completed two private placements of units consisting of 1 share of the Company’s common stock and a 3-year warrant to purchase 15% of 1 share of the Company’s common stock at $1.73 per share, pursuant to which the Company sold 2,100,000 units at $0.92 per unit for $1,932,000. The Company issued warrants to purchase 315,000 shares of its common stock to the investors in the private placement. The Company also issued warrants to purchase 210,000 shares of its common stock to the placement agents.

In connection with the private placements described above, the Company issued a registration rights agreement requiring the Company to file a registration statement covering the shares of its common stock issued in the private placement and the shares of its common stock issuable upon exercise of the warrants issued in the private placement. The Company is required to file the registration statement with the SEC within 60 days of the closing of the offering and the registration statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the registration statement must remain effective and available for use until the purchasers can sell all of the securities covered by the registration statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the registration statement, it is required to pay liquidated damages of 1% of the aggregate purchase price paid by such purchaser for any registerable securities then held by such purchaser on the date of such failure and on each anniversary of the date of such failure until such failure is cured. On June 3, 2009, the registration statement to register the above-mentioned shares and shares underlying the exercise of the warrants was declared effective. On June 30, 2010, a post-effective amendment to the registration statement was declared effective.

On September 21, 2009, the Company completed a private placement offering of 3,000,000 units, each unit consisting of 1 share of the Company’s common stock and a 3-year warrant to purchase 30% of 1 share of the Company’s common stock at $5.00 per share, at an offering price of $5.00 per unit for $15,000,000 to non-U.S. investors. The Company issued warrants to purchase 900,000 shares of its common stock to the investors in the offering. A non-U.S. advisor to the Company received fees of 9% of the gross proceeds and warrants to purchase 300,000 shares of the Company’s common stock on the same terms as the investors. The Company paid an additional 3% advisory fee in connection with this private placement offering. The investors received registration rights. The Company issued the shares pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

On December 17, 2009, the Company completed a public offering of 6,900,000 shares of its common stock at a public offering price of $11.00 per share for $75,900,000. The Company paid commissions and fees associated with this offering of $9,931,296. We also paid offering cost of $320,000 related to this offering in 2010.

Treasury Stock

During the quarter ended June 30, 2010, the Company purchased 798,300 shares of its common stock on the open market (treasury shares) for $6,945,950. The Company accounted for the purchase of these treasury shares using the cost method. The Company retired the 798,300 shares purchased.

Stock Options

Following is a summary of the activity of options to independent directors:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2008	-	-	-	-
Granted	130,000	$10.96-
Forfeited
Exercised	-	-
Outstanding, December 31, 2009	130,000	$10.96	4.98	$45,500
Exercisable, December 31, 2009	56,666	$10.96	4.98	$19,833
Granted	-	-
Forfeited	80,000	-
Exercised	-	-
Outstanding, December 31, 2010	50,000	$10.96	3.98	$14,000
Exercisable, December 31, 2010	33,332	$10.96	3.98	$9,333

The exercise price for options outstanding at December 31, 2010, is as follows:

Number of Options	Exercise Price
50,000	$10.96

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	2.25%
Expected life of the options	3 to 3.5 years
Expected volatility	80%
Expected dividend yield	0%

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

During 2010, 2009 and 2008, the Company recorded $275,698, $333,387 and $0 stock option expense.

For options granted during the year ended December 31, 2009 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $5.92 and the weighted-average exercise price of such options was $10.96. No options were granted during the year ended December 31, 2010. At December 31, 2010, the compensation costs related to nonvested options was $102,628, which will be expensed through the fourth quarter of 2011.

Warrants

Following is a summary of warrant activity:

		Weighted	Weighted
		Average	average
	Warrants	Exercise	remaining	Aggregate
	outstanding	Price	contractual life	Intrinsic Value
Outstanding, December 31, 2008	-	-	-	-
Granted	1,927,750	3.76-
Forfeited	-	-
Exercised	(168,632)		$1.73
Outstanding, December 31, 2009	1,759,118	$3.96	2.61	$12,931,146
Granted	-	-
Forfeited	-	-
Exercised	(1,759,118)		$3.96
Outstanding, December 31, 2010	-	-	-	-

During 2010, warrant holders exercised warrants to purchase 1,759,118 shares of the Company’s common stock that resulted in gross proceeds of $6,964,510 to the Company.

Note 8 – Employee Welfare Plan

Expense for the employee common welfare was $112,154, $51,160 and $59,147 for 2010, 2009 and 2008, respectively. The PRC government abolished the 14% welfare plan policy during 2007. The Company is not required to establish welfare and common welfare reserves.

Note 9 – Statutory Reserve and Development Fund

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

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The Company appropriated $3,755,921, $1,286,315 and $398,939 as reserve for the statutory surplus reserve, and $1,877,960, $643,158 and $199,469 as reserve for development fund, for 2010, 2009 and 2008, respectively.

Note 10 – Taxes

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Deer, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. Deer has net operating loss carry forwards for income taxes of $914,682 as at December 31, 2010, which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to Deer’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%. Winder enjoys a 15% preferential income tax effective as of 2009 until its expiration on December 31, 2011, as a result of its status as a high tech enterprise. A reconciliation of tax at U.S. federal statutory rate to the provision for income tax recorded in the financial statements for years ended December 31, 2010, 2009 and 2008, is as follows:

	2010	2009	2008
Tax provision at U.S. statutory rate	34.0%	34.0%	34.0%
Foreign tax rate difference	(9.2)%	(9.0)%	(9.0)%
Valuation allowance	1.3%	1.0%	3.0%
Effect of tax holiday	(10.4)%	(11.0)%	0%
Tax per financial statement	15.7%	15.0%	28.0%

The effect of the change of tax status was recorded in accordance with ASC Topic 740-10, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes the local tax authorities would not have waived past taxes had it not been for the change in the tax status of the Company’s subsidiary.

If Winder had not been granted high tech enterprise status, income tax expense for the year ended December 31, 2010, would have been increased by $3,755,779 and earnings per share would have been reduced by $0.11.

Foreign pretax earnings approximated $36,874,000 for 2010. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are invested indefinitely outside of the U.S. At December 31, 2010, approximately $40,565,000 of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $7,700,000 would have to be provided if such earnings were remitted currently.

Note 11 – Geographical Sales

Geographical distribution of sales is as follows:

	Years Ended December 31
Geographical Areas	2010	2009	2008
China	76,897,106	14,313,485	2,048,297
South America	24,663,627	12,305,666	6,294,899
Asia	24,454,857	9,319,581	5,532,985
Europe	17,837,267	11,488,707	7,842,437
Middle East	21,439,859	11,064,745	6,921,928
North America	8,516,523	22,217,528	14,899,350
Africa	2,037,648	632,968	245,039
	175,846,887	81,342,680	43,784,935

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 12 – Operating Risks

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under current PRC law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

Note 13 – Commitment

On September 1, 2010, the Company entered into a 2-year lease agreement, expiring on August 30, 2012, for its factory building with monthly rent including property management fees of $5,500 (RMB 37,000). The Company has the option to renew this lease upon expiration.

Note 14 – Major Customers and Vendors

For the year ended December 31, 2010, two customers accounted for 13% and 10% of sales. At December 31, 2010, the total receivable balance due from these customers was approximately $31,975,551. There was no major customer in 2009.

For the year ended December 31, 2010, one vendor accounted for 12% of the Company’s purchases of raw materials. At December 31, 2010, the total payable to this vendor was approximately $1,464,061, There was no major vendor in 2009.

Note 15 – Contingency

On April 1, 2008, Deer International acquired 100% of the equity interest in Winder from 50HZ Electric Limited. The transaction was approved by the Economic Development Bureau of Yangjiang High-tech Industry Development Zone (the “Yangjiang Hi-Tech Zone”). Approval from a PRC government agency with higher authority may be required. At the time of such acquisition, Deer International was an offshore enterprise controlled by some of Company’s shareholders who are PRC residents. These same shareholders at the same time owned or controlled 50HZ Electric Limited, which made Winder an affiliated PRC company of such shareholders. According to the M&A Regulations, this transaction might require the approval of MOFCOM. As the interpretation and implementation of the M&A Regulations are unclear, if the approval of MOFCOM is required, the approval that 50HZ Electric Limited obtained from the Yangjiang Hi-Tech Zone may be deemed incomplete and the transferee, namely Deer International, may need to obtain further approval from MOFCOM.

The acquisition of 100% of Winder’s equity interests by Deer International on April 1, 2008, was free of any considerations and conditions. Under applicable PRC tax rules, any transaction between related parties shall be priced on an arm’s length basis. The tax authority has the right to investigate any related party transaction and to make adjustment if it finds the price not on an arm’s length basis. The PRC tax authority would make adjustment by applying a deemed arm’s length price to the transaction. Given that 50HZ Electric Limited and Deer International had certain related parties, there is a possibility that the consideration-free transfer may be challenged and investigated by the PRC tax authority. If the deemed arm’s length price determined by the PRC tax authority during such investigation is higher than the original cost that 50HZ Electric Limited paid to get 100% equity interest of Winder, such excess amount would be subject to additional PRC income tax. Although the Company believes 50HZ Electric Limited shall be responsible for the possible PRC income tax, the Company understands that it is common practice for PRC tax authority to enforce the tax collection over the entity at issue, which in this case would be Winder, and the Company may be required to pay the possible PRC income tax on behalf of 50HZ Electric Limited.

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 16 – Condensed Financial Information of U.S. Parent

Deer Consumer Products, Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements for Deer Consumer Products, Inc. (parent) on a stand-alone, unconsolidated basis as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008.

DEER CONSUMER PRODUCTS, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS

Cash and equivalents	$398,530	$3,163,303
Investment in subsidiaries	143,011,635	106,405,710
Other current assets	474,902	12,500
TOTAL ASSETS	$143,885,067	$109,581,513

LIABILITIES AND STOCKHOLDERS' EQUITY

Advances from subsidiaries	$150,070	$150,070

STOCKHOLDERS' EQUITY:
Common stock	33,593	32,632
Additional paid-in capital	91,084,958	91,111,661
Development funds	3,063,819	1,185,859
Statutory reserve	6,127,639	2,371,718
Other comprehensive income	6,315,475	2,335,216
Retained earnings	37,109,513	12,394,357
Total stockholders' equity	143,734,997	109,431,443
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,885,067	$109,581,513

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

DEER CONSUMER PRODUCTS, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
Operating expenses
General and administrative expenses	$890,285	$657,327	$-

Loss from operations	(890,285)	(657,327)	-

Non operating income
Interest income	13,656	10,189	-
Equity income in subsidiaries	31,225,666	13,016,230	3,356,784

Total non-operating income	31,239,322	13,026,419	3,356,784

Income before income tax	30,349,037	12,369,092	3,356,784

Income tax	-	-	-

Net income	$30,349,037	$12,369,092	$3,356,784

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

DEER CONSUMER PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,349,037	$12,369,092	$3,356,784
Adjustments to reconcile net income to net cash
used in operating activities:
Stock-based compensation	275,698	333,387	-
Equity income in subsidiaries	(31,225,666)	(13,016,230)	(3,356,784)
Increase in other assets	(462,402)	(12,500)	-

Net cash used in operating activities	(1,063,333)	(326,251)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(1,400,000)	(78,122,399)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	-	81,461,883	-
Increase in advances from related party	-	150,070	-
Offering costs paid	(320,000)	-	-
Proceeds from the exercise of warrants	6,964,510	-	-
Purchased of treasure shares	(6,945,950)	-	-

Net cash provided by (used in) financing activities	(301,440)	81,611,953	-

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(2,764,773)	3,163,303	-

CASH & EQUIVALENTS, BEGINNING BALANCE	3,163,303	-	-

CASH & EQUIVALENTS, ENDING BALANCE	$398,530	$3,163,303	$-

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 17 – Selected Quarterly Data (unaudited)

	Quarterly Periods Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Net revenue	$62,230,434	$55,263,309	$34,450,687	$23,902,457
Gross profit	$17,967,075	$15,845,832	$9,881,653	$6,877,848
Income from operation	$13,493,233	$11,608,527	$6,971,574	$4,774,818
Other income (expense)	$(418,084)	$(596,617)	$149,532	$14,480
Net income	$11,025,850	$9,265,624	$6,020,540	$4,037,023
Earnings per share (basic)	$0.33	$0.28	$0.18	$0.12

	Quarterly Periods Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Net revenue	$32,618,922	$26,541,039	$15,310,503	$6,872,216
Gross profit	$8,845,612	$5,870,308	$3,790,638	$1,659,512
Income from operation	$6,388,030	$4,480,639	$2,256,404	$1,104,589
Other income (expense)	$247,999	$310,879	$(121,497)	$(185,599)
Net income	$5,874,539	$4,122,773	$1,714,876	$656,874
Earnings per share (basic)	$0.25	$0.18	$0.08	$0.03

Note 18 – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End
	of Year	Expenses	Reserves	of Year
Years Ended December 31,

2008	$-	$-	$-	$-
2009	-	-	-	-
2010	-	-	-	-

Note 19 – Subsequent Events

On March 9, 2011, the Company’s Board of Directors declared a quarterly dividend payable from future earnings only, in the amount of $0.05 per share payable on April 14, 2011, to the shareholders of record as of March 31, 2011. Declaration and payment of future quarterly dividends will be made at the discretion of the Board of Directors from future earnings only.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER CONSUMER PRODUCTS, INC.
(Registrant)
Date: March 10, 2011	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ying He	Chairman and Chief Executive Officer	March 10, 2011
Ying He	(Principal Executive Officer)
/s/ Zongshu Nie	Chief Financial Officer and Director	March 10, 2011
Zongshu Nie	(Principal Financial and Accounting Officer)
/s/ Edward Hua	Director	March 10, 2011
Edward Hua
/s/ Arnold Staloff	Director	March 10, 2011
Arnold Staloff
/s/ Qi Hua Xu	Director	March 10, 2011
Qi Hua Xu

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement and Plan of Reorganization by and between Deer International Group Limited and TAG Events Corp., dated September 3, 2008. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-140545) filed on September 5, 2008)

2.2
Return to Treasury Agreement by and between the Company and Crescent Liu, dated August 26, 2008. (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 333-140545) filed on September 5, 2008)

3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form SB-2 (File No. 333-140545) filed on February 8, 2007)
3.2	By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Form SB-2 (File No. 333-140545) filed on February 8, 2007)
3.3
Articles of Exchange of Deer International Group Limited and TAG Events Corp. filed September 3, 2008. (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-140545) filed on September 5, 2008)

3.4
Articles of Merger between Deer Consumer Products, Inc. and TAG Events Corp. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 3, 2008. (Incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 333-140545) filed on September 5, 2008)

4.1
Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 333-140545) filed on March 31, 2009)

4.2	Form of Warrant (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-140545) filed on April 3, 2009)
4.3	Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-140545) filed on April 3, 2009)
4.4	Form of Warrant (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on September 23, 2009)
4.5	Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on September 23, 2009)
10.1
Supplemental Agreement by and between Winder Electric Group Ltd., Ying He, Fa’min He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd., dated November 19, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on November 20, 2009)

10.2
Form of prior Patent Transfer Agreement by and between Winder Electric Group Ltd., Ying He, Fa’min He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on November 20, 2009)

10.3
Form of prior Copyright and Trademark Transfer Agreement by and between Winder Electric Group Ltd., Ying He, Fa’min He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on November 20, 2009)

10.4
Distribution Agreement by and between Winder Electric Group Ltd. and Suning Nanjing Purchasing Center, dated December 1, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on December 4, 2009)

10.5
Form of Stock Option Agreement for use with stock options granted pursuant to the Deer Consumer Products, Inc. 2009 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on December 24, 2009)

10.6
Distribution Agreement by and between Guangdong Deer Consumer Products, Inc. and Gome Home Appliance Co., Ltd., dated January 15, 2010 (Incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on April 30, 2010)

10.7	Deer Consumer Products, Inc. 2009 Equity Incentive Plan (Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34407) filed on October 6, 2009)
10.8
Lockup Agreement between Achieve On Limited, Ying He and Deer Consumer Products, Inc., dated March 23, 2010 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on March 29, 2010)

10.9
Lockup Agreement between Sino Unity Limited, Yu Hai Deng and Deer Consumer Products, Inc., dated March 23, 2010 (Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on March 29, 2010)

10.10
Lockup Agreement between True Olympic Limited, Zong Zhu Nie and Deer Consumer Products, Inc., dated March 23, 2010 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on March 29, 2010)

10.11
Lockup Agreement between Great Scale Holdings Limited, Fa Min He and Deer Consumer Products, Inc., dated March 23, 2010 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on March 29, 2010)

10.12
Lockup Agreement between New Million Holdings Limited, Bao Zhi Li and Deer Consumer Products, Inc., dated March 23, 2010 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on March 29, 2010)

10.13
Lockup Agreement between Tiger Castle Limited, Jing Wu Chen and Deer Consumer Products, Inc., dated March 23, 2010 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on March 29, 2010)

10.14
Lockup Agreement between Sourceland Limited, Yong Mei Wang and Deer Consumer Products, Inc., dated March 23, 2010 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-34407) filed on March 29, 2010)

†21	Subsidiaries of Deer Consumer Products, Inc.
†31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
†32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
99.1
Lock-up Agreement between Sino Unity Limited and Deer Consumer Products, Inc., dated September 3, 2008 (Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-140545) filed on December 2, 2008)

99.2
Lock-up Agreement between True Olympic Limited and Deer Consumer Products, Inc., dated September 3, 2008 (Incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-140545) filed on December 2, 2008)

99.3
Lock-up Agreement between Great Scale Holdings Limited and Deer Consumer Products, Inc., dated September 3, 2008 (Incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-140545) filed on December 2, 2008)

99.4
Lock-up Agreement between New Million Holdings Limited and Deer Consumer Products, Inc., dated September 3, 2008 (Incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 333-140545) filed on December 2, 2008)

99.5
Lock-up Agreement between Tiger Castle Limited and Deer Consumer Products, Inc., dated September 3, 2008 (Incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 333-140545) filed on December 2, 2008)

99.6
Lock-up Agreement between Achieve On Limited and Deer Consumer Products, Inc., dated September 3, 2008 (Incorporated herein by reference to Exhibit 99.6 to the Current Report on Form 8-K (File No. 333-140545) filed on December 2, 2008)

99.7
Lock-up Agreement between Sharp Champion Limited and Deer Consumer Products, Inc., dated September 3, 2008 (Incorporated herein by reference to Exhibit 99.7 to the Current Report on Form 8-K (File No. 333-140545) filed on December 2, 2008)

99.8
Lock-up Agreement between Sourceland Limited and Deer Consumer Products, Inc., dated September 3, 2008 (Incorporated herein by reference to Exhibit 99.8 to the Current Report on Form 8-K (File No. 333-140545) filed on December 2, 2008)

† Filed herewith