Form 10-Q
period 2011-03-31
Deer Consumer Products, Inc.
filed 2011-05-10
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34407

DEER CONSUMER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5526104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China	518057
(Address of principal executive offices)	(Zip Code)

(86) 755-8602-8285
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,592,562 shares of common stock outstanding as of May 6, 2011.

Deer Consumer Products, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2011	DECEMBER 31, 2010
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash & equivalents	$28,193,623	$33,956,591
Restricted cash	864,696	1,347,385
Accounts receivable	46,071,606	52,686,494
Advances to suppliers	2,332,803	3,018,531
Other receivables	180,081	125,580
VAT receivable	6,228,329	2,839,718
Subsidy receivable	482,423	-
Prepaid expenses	172,083	159,583
Deposits	803,185	445,740
Inventories	29,208,370	23,015,850

Total current assets	114,537,199	117,595,472

NON-CURRENT ASSETS
Property and equipment, net	20,849,373	20,453,404
Prepayment for land use rights	-	3,367,207
Intangible assets, net	35,837,422	38,308,468
Construction in progress	10,050,356	8,913,181
Other assets	2,902	4,570

Total noncurrent assets	66,740,053	71,046,830

TOTAL ASSETS	$181,277,252	$188,642,302

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,307,868	$26,247,453
Unearned revenue	1,062,923	1,759,792
Income tax payable	4,724,141	5,536,646
Other payables and accrued expenses	2,159,178	3,001,716
Dividend payable	1,679,628	-
Notes payable	4,992,130	8,361,698

Total current liabilities	31,925,868	44,907,305

COMMITMENT AND CONTINGENCY

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value; 75,000,000 shares authorized; 33,592,562 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	33,593	33,593
Paid-in capital	91,110,617	91,084,958
Statutory reserve	6,762,704	6,127,639
Development fund	3,381,352	3,063,819
Accumulated other comprehensive income	7,791,885	6,315,475
Retained earnings	40,271,233	37,109,513

Total Stockholders' equity	149,351,384	143,734,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$181,277,252	$188,642,302

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

Revenue	$34,676,146	$23,902,457
Cost of revenue	24,719,201	17,024,609

Gross profit	9,956,945	6,877,848

Operating expenses
Selling	2,617,437	1,427,964
General and administrative	1,240,626	675,066

Total operating expenses	3,858,063	2,103,030

Income from operations	6,098,882	4,774,818

Non-operating income (expenses)
Interest income	62,535	91,921
Interest expense	-	(29,706)
Exchange loss	(116,123)	(33,134)
Subsidy income	999,232	-
Other expenses	(38,298)	(14,601)

Total non-operating income, net	907,346	14,480

Income before income tax	7,006,228	4,789,298
Income tax expense	1,212,282	752,275

Net income	5,793,946	4,037,023

Other comprehensive item
Foreign currency translation	1,476,410	35,365

Comprehensive Income	$7,270,356	$4,072,388

Basic weighted average shares outstanding	33,592,562	32,631,748

Diluted weighted average shares outstanding	33,592,562	33,767,212

Basic earnings per share	$0.17	$0.12

Diluted earnings per share	$0.17	$0.12

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,793,946	$4,037,023
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	703,455	358,725
Stock-based compensation	25,657	83,348
(Increase) decrease in current assets:
Accounts receivable	7,118,569	(2,556,509)
Advances to suppliers	713,336	(859,081)
Other receivables, prepayments, and deposits	(417,015)	(137)
Subsidy receivable	(480,460)	-
Other assets	1,708	(34,520)
Inventories	(5,935,516)	(3,144,474)
Increase (decrease) in current liabilities:
Accounts payable	(9,154,319)	1,416,382
Unearned revenue	(711,755)	(752,461)
Taxes payable	(4,210,783)	207,661
Notes payable	(3,440,063)	-
Other payables and accrued expenses	(879,287)	(2,452)

Net cash used in operating activities	(10,872,527)	(1,246,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	494,294	(126,313)
Acquisition of property & equipment	(728,682)	(168,091)
Acquisition of intangible asset	-	(379,293)
Refund of deposit on land use right	6,071,063	-
Construction in progress	(1,042,779)	(1,992,404)

Net cash provided by (used in) investing activities	4,793,896	(2,666,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	220,081
Offering costs paid	-	(320,000)

Net cash used in financing activities	-	(99,919)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	315,663	(15,837)

NET DECREASE IN CASH & EQUIVALENTS	(5,762,968)	(4,028,351)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	33,956,591	79,333,729

CASH & EQUIVALENTS, END OF PERIOD	$28,193,623	$75,305,378

Supplemental Cash flow data:
Income tax paid	$2,076,848	$489,784
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

Deer Consumer Products, Inc., formerly known as Tag Events Corp., (hereinafter referred to as the “Company,” “Deer Consumer” or “Deer”) was incorporated in the State of Nevada on July 18, 2006.

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

Pursuant to the share exchange agreement, the Company acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, for 15,695,706 shares of the Company’s common stock. Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with its former Director and Chief Executive Officer, pursuant to which he returned 5,173,914 shares of the Company’s common stock to the Company for cancellation. Upon completion of the foregoing transactions, the Company had 19,652,226 shares of common stock issued and outstanding. In connection with the above transaction, the Company changed its name to Deer Consumer Products, Inc. on September 3, 2008.

The exchange of shares with Deer International was recorded as a reverse acquisition because Deer International obtained control of the Company. Accordingly, the merger of Deer International into the Company was recorded as a recapitalization of Deer International, with Deer International being treated as the continuing entity. The share exchange agreement was treated as a recapitalization and not as a business combination. At the date of this transaction, the net liabilities of the legal acquirer were $0.

The Company is engaged in the manufacture, marketing, distribution and sale of a broad range of small home and kitchen electric appliances and personal care products. The Company provides consumer products to the China domestic market under its “DEER” and “德尔” brands. The Company is also a vertically integrated manufacturer of small household appliances for global consumer product customers who in turn offer products worldwide under numerous brand names and as store brands for retailers’ private label programs. The Company currently manufactures its products in Yangjiang, Guangdong Province, China and anticipates expanding its production and manufacturing capabilities by building new production and distribution facilities in the Wuhu area of central China, a region with access to a neighboring population of more than 400 million. The Company anticipates that the new facilities will improve the Company’s ability to deliver its products to customers located throughout China, which is part of the Company’s China domestic market expansion strategy. Once completed, the Company plans for the new facilities to serve primarily as a hub for its China domestic markets, while the Company’s current facilities in Yangjiang, Guangdong Province will serve as a hub for its export markets and as a supply center for markets in south China. The Company also sources products from third party manufacturers to supply certain products from time to time in order to rapidly expand new product offerings through its distribution channels across China. The Company’s corporate and administrative offices are located in Shenzhen, China.

The Company operates through its wholly owned subsidiaries in China. Winder, a wholly foreign-owned enterprise (“WFOE”) located in Guangdong Province, is engaged in the research, production and delivery of goods. Delta, also located in Guangdong Province, has transferred its material former operations to Winder. Deer Technology (AnHui) Co., Ltd. (“Deer Technology”) and Anlin Technology (AnHui) Co., Ltd. (“Anlin Technology”) were both incorporated in AnHui Province on April 30, 2010. Deer Technology and Anlin Technology are engaged in the manufacture and sale of household electric appliances and were formed for the purpose of establishing production and distribution facilities located in the Wuhu area of AnHui Province.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Deer International, and Deer International’s wholly owned subsidiaries, Winder, Deer Technology and Anlin Technology, and Winder’s wholly owned subsidiary, Delta. All significant inter-company accounts and transactions were eliminated in consolidation. The Company incorporated and invested $29.8 million in Deer Technology and $10.2 million in Anlin Technology in 2010 as registered capital.

The accompanying consolidated financial statements were prepared in conformity with US GAAP. The functional currency of the Company’s China subsidiaries is the Chinese Yuan Renminbi (“RMB”); the functional currency of Deer International is United States Dollars (“$” or “USD”). The accompanying consolidated financial statements were translated and presented in USD.

Foreign Currency Translation

The accounts of the Company’s China subsidiaries are maintained in RMB, the accounts of the Company’s BVI subsidiary is maintained in USD and the accounts of the U.S. parent company are maintained in USD. The accounts of the China subsidiaries were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the China subsidiaries. According to Topic 830, all assets and liabilities were translated at the exchange rate on the respective balance sheet date, stockholders’ equity is translated at the historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender and monies restricted under letter of credit and bank acceptances.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2011, and December 31, 2010, approximately 27% and 29%, respectively, of our accounts receivable was from overseas customers. The Company’s standard terms for account receivables from two major China domestic customers is 180 days from the close of the billing cycle, which is 30 – 45 days after products are delivered. The term for account receivables from other domestic customers is 30 – 90 days from the close of the billing cycle. The Company sells its products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. The Company’s export sales-related account receivables typically are less than three months, depending on customer shipment schedules. The Company maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment. Based on historical collection activity, the Company did not reserve any bad debt allowance at March 31, 2011, and December 31, 2010.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Advances to Suppliers

The Company makes advances to certain vendors to purchase material and equipment. The advances are interest-free and unsecured.

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

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

The following are the details of property and equipment at March 31, 2011, and December 31, 2010:

	2011	2010
Building	$9,368,699	$9,274,909
Equipment	19,601,133	18,928,495
Vehicle	436,564	485,421
Office equipment	527,231	220,800
	29,933,627	28,909,625
Less accumulated depreciation	(9,084,254)	(8,456,221)
	$20,849,373	$20,453,404

Depreciation for the three months ended March 31, 2011 and 2010, was $540,313 and $353,963, respectively.

Construction in Progress

Construction in progress consists of costs for the Company's construction of a new plant, office building and power distribution station. The balance at March 31, 2011, was $10,050,356 and the Company was committed to pay an additional RMB 4 million ($0.61 million) to complete the construction. The project is expected to be completed in 2011.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2011, and December 31, 2010, there was no significant impairment of its long-lived assets.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

The following are the details of intangible assets at March 31, 2011, and December 31, 2010:

	2011	2010

Right to use land	$36,213,994	$38,519,101
Computer software	79,959	79,158
Total	36,293,953	38,598,259
Less accumulated amortization	(456,531)	(289,791)
Intangibles, net	$35,837,422	$38,308,468

Pursuant to PRC regulations, the PRC government owns all land. The Company recorded the amounts paid for the rights to use land as an intangible asset. The Company amortizes these rights over their respective periods, which range from 45 to 50 years and computer software is amortized over 1 to 2 years.

In 2010, Deer Technology acquired the use rights for two parcels of land with a total of 439,640 square meters (or 43.96 hectares) located in east central China in the city of Wuhu, AnHui Province. The total purchase price of the use rights for these two parcels of land was approximately $35 million, reflecting a price of RMB 4.95 million per hectare and including a 4% PRC government land transfer tax and other government charges. The use right for the first parcel of land covering 289,415.79 square meters (or 28.94 hectares) was purchased for approximately RMB 149 million ($22.74 million). The use right for the second parcel of land covering 150,223.81 square meters (or 15.02 hectares) was purchased for RMB 77.37 million ($11.8 million). The Company has received the land use right certificates from the PRC government on these two parcels of land and a refund of the deposit the Company made previously for the land use rights.

Amortization for the three months ended March 31, 2011 and 2010, was $163,142 and $4,762, respectively.

The following table summarizes the expected amortization over the next five years as of March 31, 2011:

Year ended March 31,	Amount
2012	$721,781
2013	721,781
2014	721,781
2015	721,781
2016	721,781
Thereafter	32,228,517
Total	$35,837,422

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term loans and notes payable, have carrying amounts that approximate their fair values due to their short maturities.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of March 31, 2011, and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions within China are not covered by insurance. The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480). Sales revenue is recognized at the date of shipment to customers when the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.

Unearned Revenue

The Company records payments for goods before all relevant criteria for revenue recognition are satisfied as unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for three months ended March 31, 2011 and 2010, were $23,079 and $48,487, respectively.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the three months ended March 31, 2011 and 2010, were $183,814 and $53,063, respectively, which were included in general and administrative expenses.

Subsidy Income

Subsidy income represented grants from the local government in recognition of the Company’s promoting the local economy and expansion in the overseas markets. The grants were without any conditions and restrictions, and were not required to be repaid.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718 & 505, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 50,000 options outstanding as of March 31, 2011.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2011, and December 31, 2010, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2009.

Foreign Currency Transactions and Comprehensive Income

The financial statements’ accounts of the China subsidiaries were translated into USD in accordance with SFAS No. 52, “Foreign Currency Translation” (codified in FASB ASC Topic 830), with the RMB as the functional currency for the China subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

Currency Hedging

The Company from time to time may enter into forward exchange agreements with the Bank of China, whereby the Company agrees to sell U.S. dollars to the Bank of China at certain rates. At March 31, 2011, and December 31, 2010, the Company had no outstanding forward exchange contracts.

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

Three months ended March 31,	2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	33,592,962	$0.17	32,631,748	$0.12
Effect of dilutive warrants and stock options	-	-	1,135,464	-
Diluted earnings per share	33,592,962	$0.17	33,767,212	$0.12

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

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. All of the Company's assets are located in the PRC.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

Recent Pronouncements

In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The Company adopted this ASU on January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this ASU on January 1, 2011. As of March 31, 2011, the Company is not entered into any business combination transaction.

On March 5, 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging Topic 815: Scope Exception Related to Embedded Credit Derivatives. This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following at March 31, 2011, and December 31, 2010:

	2011	2010
Raw material	$12,603,354	$7,979,205
Work in process	13,420,081	11,914,475
Finished goods	3,184,935	3,122,170
Total	$29,208,370	$23,015,850

Note 4 – Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following at March, 31, 2011, and December 31, 2010:

	2011	2010
Accrued expenses	$122,323	$1,010,591
Accrued wages	976,557	996,542
Welfare payable	21,905	21,303
Other payable	1,038,393	973,280
Total	$2,159,178	$3,001,716

Accrued expenses represented accrued electricity and freight fee. Other payables were for government charges, payable to local construction management department and payable for employees’ education fund and labor union fund.

Note 5 – Notes Payable

Notes payable at March 31, 2011, and December 31, 2010, were for multiple bankers’ acceptances from the Bank of China. The terms of the notes range from 3-6 months, bear no interest and pay the bank 0.05% of the note balance as an acceptance fee. The Company deposits a certain percentage of the notes’ par value with the Bank of China, refundable when the notes are re-paid and accounted for as restricted cash in the accompanied consolidated financial statements.

Note 6 – Dividend Payable

On March 9, 2011, the Company’s Board of Directors declared a quarterly dividend payable from future earnings only, in the amount of $0.05 per share payable on April 14, 2011, to the shareholders of record as of March 31, 2011. Declaration and payment of future quarterly dividends will be made at the discretion of the Board of Directors. Dividend payable at March 31, 2011, was $1,679,628 and was paid on April 14, 2011.

Note 7 – Stockholders’ Equity

Stock Options

Following is a summary of the activity of options to independent directors:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2010	50,000	$10.96	3.98	$14,000
Exercisable, December 31, 2010	33,332	$10.96	3.98	$9,333
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2011	50,000	$10.96	3.73	$-
Exercisable, March 31, 2011	33,332	$10.96	3.73	$-

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The exercise price for options outstanding at March 31, 2011, is as follows:

Number of Options	Exercise Price
50,000	$10.96

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	2.25%
Expected life of the options	3 to 3.5 years
Expected volatility	80%
Expected dividend yield	0%

During three months ended March 31, 2011 and 2010, the Company recorded $25,657 and $83,348 as stock option expense, respectively. At March 31, 2011, the compensation costs related to non-vested options was $76,971, which will be expensed through the fourth quarter of 2011.

Warrants

At the end of 2010, all warrants were exercised. No new warrants were granted during the period ended March 31, 2011.

Note 8 – Employee Welfare Plan

Expense for the employee common welfare was $7,861 and $18,819 for the three months ended March 31, 2011 and 2010, respectively. The PRC government abolished the 14% welfare plan policy during 2007. The Company is not required to establish welfare and common welfare reserves.

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

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one “statutory surplus reserve” requirement. The reserve is 10% of income after tax, not to exceed 50% of registered capital.

The Company appropriated $635,065 and $427,918 as reserve for the statutory surplus reserve, and $317,533 and $213,959 as reserve for development fund, for the three months ended March 31, 2011 and 2010, respectively.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Note 10 – Income Tax

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Deer, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. Deer has net operating loss carry forwards for income taxes of $1,194,000 as at March 31, 2011, which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to Deer’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided. The NOL was used against the dividend income that the U.S. parent received from Winder as earnings repatriation.

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%. Winder enjoys a 15% preferential income tax effective as of 2009 until its expiration on December 31, 2011, as a result of its status as a high tech enterprise. A reconciliation of tax at U.S. federal statutory rate to the provision for income tax recorded in the financial statements for the three months ended March 31, 2011 and 2010, is as follows:

	2011	2010
Tax provision at U.S. statutory rate	34.0%	34.0%
Foreign tax rate difference	(9.4)%	(9.3)%
Other	2.6%	-%
Valuation allowance	0.8%	1.5%
Effect of tax holiday	(10.7)%	(10.5)%
Tax per financial statement	17.3%	15.7%

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

If Winder had not been granted high tech enterprise status, income tax expense for the three months ended March 31, 2011, would have been increased by $746,682 and earnings per share would have been reduced by $0.02.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Note 11 – Geographical Sales

Geographical distribution of sales is as follows:

	Three months ended March 31,
Geographical Areas	2011	2010
China	$15,406,740	$6,394,880
South America	5,226,580	4,540,651
Asia	5,764,689	4,384,399
Europe	2,718,368	2,573,225
Middle East	3,188,665	2,291,817
North America	2,145,929	3,552,177
Africa	225,175	165,308
	$34,676,146	$23,902,457

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

Note 13 – Commitment

On September 1, 2010, the Company entered into a 2-year lease agreement, expiring on August 30, 2012, for a product show room in Panyu, Guangdong Province with monthly rent including property management fees of $5,500 (RMB 37,000). The Company has the option to renew this lease upon expiration. At March 31, 2011, the Company’s future minimum rental payments required under these operating leases were as follows:

2011	$66,000
2012	28,000
Total	$94,000

Note 14 – Major Customers and Vendors

For the three months ended March 31, 2011, two customers accounted for approximately 13% and approximately 10% of sales, respectively. At March 31, 2011, the total receivable balance due from these customers was approximately $26,162,920.

For the three months ended March 31, 2011, one vendor accounted for 16% of the Company’s purchases of raw materials. At March 31, 2011, the total payable to this vendor was approximately $2,054,741.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Note 15 – Contingency

Acquisition of Winder

On April 1, 2008, Deer International acquired 100% of the equity interest in Winder from 50HZ Electric Limited. At the time of such acquisition, Deer International was an offshore enterprise controlled by some of the Company’s shareholders who are PRC residents. Certain of these shareholders also owned or controlled 50HZ Electric Limited at the time of such acquisition, which made Winder an affiliated PRC company of such shareholders. In October 2008, such shareholders transferred their ownership interests in 50HZ Electric Limited to an unrelated third party, after which 50HZ Electric Limited was no longer deemed a related party of the Company. The transaction was approved by the Economic Development Bureau of Yangjiang High-tech Industry Development Zone (the “Yangjiang Hi-Tech Zone”).

The acquisition of 100% of Winder’s equity interests by Deer International on April 1, 2008, was free of any considerations and conditions. Under applicable PRC tax rules, any transaction between related parties shall be priced on an arm’s length basis. The tax authority has the right to investigate any related party transaction and to make adjustment if it finds the price not on an arm’s length basis. The PRC tax authority would make adjustment by applying a deemed arm’s length price to the transaction. Given that 50HZ Electric Limited and Deer International had certain related parties at the time of the Winder acquisition, there is a possibility that the consideration-free transfer may be challenged and investigated by the PRC tax authority. If the deemed arm’s length price determined by the PRC tax authority during such investigation is higher than the original cost that 50HZ Electric Limited paid to get 100% equity interest of Winder, such excess amount would be subject to additional PRC income tax. Although the Company believes that 50HZ Electric Limited would be responsible for the possible PRC income tax, the Company understands that it is common practice for PRC tax authority to enforce the tax collection over the entity at issue, which in this case would be Winder, and the Company may be required to pay the possible PRC income tax on behalf of 50HZ Electric Limited. According to the M&A Regulations, the acquisition of Winder might require the approval of MOFCOM. As the interpretation and implementation of the M&A Regulations are unclear, if the approval of MOFCOM is required, the approval that 50HZ Electric Limited obtained from the Yangjiang Hi-Tech Zone may be deemed incomplete and the transferee, namely Deer International, may need to obtain further approval from MOFCOM.

Pending Litigation

On March 28, 2011, the Company filed suit in the Supreme Court of the State of New York against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others alleging the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for the Company’s common stock. The Company’s claims in this action allege the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for the Company’s common stock. The Company’s common stock has appeared on NASDAQ’s “threshold” securities list under Regulation SHO for more than 30 consecutive settlement days, indicating illegal “naked” short selling and failure to deliver the Company’s common stock on settlement days. The Company is claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by defendants in connection with the alleged market manipulation scheme.

On April 29, 2011, in what appears to be a part of this attempted short seller-driven share manipulation, a purported securities class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California. This complaint is based expressly upon the false and defamatory reports concerning the Company that were authored by the fictitious character "Alfred Little" and published by Seeking Alpha Ltd., the defendants in the Company’s lawsuit. The complaint has not been certified as a class action by the court in California. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of the Company’s common stock during the class period. The Company strongly denies the allegations in the complaint. The Company believes this lawsuit is frivolous and without merit and will contest it vigorously. The Company plans to pursue all legal remedies available to it if the complaint is not withdrawn in its entirety. The outcome of this litigation is currently uncertain. The Company has not recorded any liability for this litigation. The Company maintains directors and officers liability insurance, which provides the protection of certain insurance coverage for both the Company and its officers and directors.

Note 16 – Subsequent Event

On May 9, 2011, the Company’s Board of Directors declared a quarterly dividend, payable from future earnings only, in the amount of $0.05 per share payable on July 15, 2011, to the shareholders of record as of June 30, 2011. Declaration and payment of future quarterly dividends will be made at the discretion of the Board of Directors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On September 3, 2008, we entered into and consummated a series of agreements that resulted in the acquisition of all of the ordinary shares of Deer International Group Ltd., or Deer International, a corporation organized under the laws of the British Virgin Islands on December 3, 2007, parent of its wholly owned subsidiary Winder Electric Group Ltd., or Winder, since March 11, 2008, and Delta International Limited, or Delta, a wholly owned subsidiary of Winder. Winder and Delta were incorporated in the Guangdong Province of the People’s Republic of China, which we refer to as China or the PRC, on July 20, 2001, and February 23, 2006, respectively.

Pursuant to the share exchange agreement, we acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock for 15,695,706 shares of our common stock.

Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, we entered into an agreement with our former Director and Chief Executive Officer, pursuant to which he returned 5,173,914 shares of our common stock for cancellation. Upon completion of the foregoing transactions, we had 19,652,226 shares of common stock issued and outstanding. In connection with the above transaction, we changed our name to Deer Consumer Products, Inc. on September 3, 2008.

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

We are engaged in the manufacture, marketing, distribution and sale of a broad range of small home and kitchen electric appliances and personal care products. Our products are designed to make today’s modern lifestyles simpler and healthier. We are a leading provider of consumer products to the China domestic market under our “DEER” and “德尔” brands, which we refer to as our Deer brands. We sell our Deer-branded products through some of the largest electronic retailers in the China domestic market as well as other distribution outlets. The small household appliances market in China had, on average, more than 30% gross profit margins and revenue growth in the household appliances sector grew more than 45% in 2010 according to market analysis. Approximately 78% of consumers in China purchase small household appliances from the two largest electronic retailers and approximately 60% of consumers in China learn about products from in-store promotions, according to the 2010 China Small Electronics Market Research Report. We are also a vertically integrated manufacturer of small household appliances serving as an original design manufacturer and original equipment manufacturer, or ODM and OEM, for global consumer product customers who in turn offer products worldwide under their own brand names. We have provided products to the global brand names Back to Basics, Arietta, Black & Decker®, Disney, Betty Crocker Kitchens and many others, which are resold to retailers worldwide. We also supply products to numerous store brands for retailers’ private label programs.

We currently manufacture our products in Yangjiang, Guangdong Province, China and anticipate expanding our production and manufacturing capabilities by building new production and distribution facilities in the Wuhu area of central China, which will improve our ability to deliver our products to customers located throughout China. We also source products from third party manufacturers to supply certain products from time to time in order to rapidly expand new product offerings through our distribution channels across China. Our corporate and administrative offices are located in Shenzhen, China.

We operate through our wholly owned subsidiaries in China. Winder, our wholly foreign-owned enterprise, or WFOE, located in Guangdong Province, is engaged in the research, production and delivery of goods. Delta, also located in Guangdong Province, has transferred its material former operations to Winder. Deer Technology (AnHui) Co., Ltd. and Anlin Technology (AnHui) Co., Ltd., or Deer Technology and Anlin Technology, respectively, were both incorporated in the AnHui Province on April 30, 2010. Deer Technology and Anlin Technology are engaged in the manufacture and sale of household electric appliances and were formed for the purpose of establishing production and distribution facilities located in the Wuhu area of AnHui Province.

We plan to continue to target the China domestic market and its rising middle class by expanding our production and manufacturing facilities in the Wuhu area of central China. Wuhu is located on the banks of the Yangtze River, within hours from Shanghai and Nanjing, which are some of China’s most populous and economically developed regions. This central location will improve our ability to deliver our products to customers located throughout China. In 2010, we acquired 50-year land use rights for two parcels of land located in Wuhu, AnHui Province. We have received official land use right certificates issued by the PRC government for these land parcels and broke ground in 2011 for the initial phase of construction of our new production and distribution facilities. We anticipate that the new facilities will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market. We anticipate that the new facilities will be constructed in several phases, on pace with our growing China domestic product distribution footprint. Once completed, we plan for the new facilities to serve primarily as a hub for our China domestic markets, while our facilities in Yangjiang, Guangdong Province will serve as a hub for our export markets and as a supply center for markets in south China.

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

Currency Hedging. From time to time, we may enter into forward exchange agreements with the Bank of China, whereby we agree to sell U.S. dollars to the Bank of China at certain rates. At March 31, 2011, we had no outstanding forward exchange contracts.

Recent Accounting Pronouncements

In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. We adopted this ASU on January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this ASU on January 1, 2011. As of March 31, 2011, we are not entered into any business combination transaction.

On March 5, 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging Topic 815: Scope Exception Related to Embedded Credit Derivatives. This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for us on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2011, Compared to the Three Months Ended March 31, 2010

			$	%
	2011	2010	Change	Change
Revenue	$34,676,146	$23,902,457	$10,773,689	45.1
Cost of revenue	24,719,201	17,024,609	7,694,592	45.2
Gross profit	9,956,945	6,877,848	3,079,097	44.8
Selling, general and administrative expenses	3,858,063	2,103,030	1,755,033	83.5
Interest and financing costs, net	25,165	62,215	(37,050)	(59.6)
Other income, net (including subsidy)	998,304	(14,601)	1,012,905	6,937.2
Foreign exchange transaction loss	(116,123)	(33,134)	(82,989)	250.5
Income tax expense	1,212,282	752,275	460,007	61.1
Net income	$5,793,946	$4,037,023	$1,756,923	43.5

Revenues

Our revenue for three months ended March 31, 2011, was $34.7 million, an increase of $10.8 million or 45.1% from $23.9 million for the three months ended March 31, 2010. The increase in revenues was a result of our expansion of sales in the China domestic market and increasing our market share in the Asian, South American, Middle East and European markets. The average selling prices of our products increased in the first quarter of 2011 compared to the average selling prices in the same period of 2010, which conforms to our strategy of maintaining healthy profit margins across our product lines. We increased our China domestic market sales to $15.4 million in the three months ended March 31, 2011, from $6.4 million in the same period of 2010, a 140.9% increase. Our products currently are available in more than 3,000 stores as of March 2011. Our customers include SuNing, a prominent national electric appliance retail chain in China with more than 1,000 stores, under a private label arrangement, and Gome, another prominent national electronic appliance retail chain in China with approximately 1,400 stores. We also added retail locations in other channels such as regional electric appliance retailers, wholesalers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. These results are on pace with management’s plan to capture the fast growth experienced in the China domestic small appliance market.

Our sales in South America were $5.2 million for the three months ended March 31, 2011, a $0.7 million or 15.1% increase over the same period of 2010. Our sales in Asia were $5.8 million for the three months ended March 31, 2011, a $1.4 million or 31.5% increase over the same period of 2010. We believe the increase in sales in South America and Asia were largely due to emerging wealth in the regions and because those regions experienced less of an impact from the recent financial crisis. In the longer term, we are optimistic about the South American and Asian markets because of their GDP growth and large populations.

Our sales in Europe were $2.7 million for the three months ended March 31, 2011, a $0.1 million or 5.6% increase over the same period of 2010. Our sales in the Middle East were $3.2 million for the three months ended March 31, 2011, a $0.9 million or 38.6% increase over the same period of 2010. Our sales gains in Europe and the Middle East were largely due to our efforts to gain market share following the financial crisis. Our sales in the U.S. were $2.15 million for the three months ended March 31, 2011, a $1.4 million or 39.6% decrease over the same period of 2010, as we have, from time to time, turned away orders that may not meet our profit margin requirements. The economic recovery in the U.S. has been slower than anticipated and our U.S. customers placed orders as expected based on the slow recovery. We commenced our sales to a new customer, a leading franchiser in the U.S., and started shipments to the customer in April 2011. We expect our U.S. revenues to recover during 2011 as the economic recovery progresses and we continue to engage new large U.S. customers that meet our profit margin requirements.

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

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2011, was $24.72 million, an increase of $7.7 million or 45.2% from $17.0 million for the same period of 2010. The increased cost of revenue in 2011 was due to the increase in sales. Our cost of revenue as a percentage of revenue remained constant at about 71% for the same period of both years.

Gross Profit

Our gross margin remained stable at 28.7% for the three months ended March 31, 2011, compared to 28.8% for the same period of 2010. Our gross margin is higher in the China domestic market compared to the export market because products generally sell at much higher prices at retail and wholesale in China. Our gross margin is in line with other comparable companies specializing in small household and kitchen appliances in the China domestic market. We continue to improve our manufacturing efficiency through in-house production of motors and other primary components of our products, thereby benefiting further from economies of scale.

Operating Expenses

Selling, general and administrative expenses for the three months ended March 31, 2011, were $3.9 million, an increase of $1.8 million or 83.5% from $2.1 million for the same period of 2010. Selling expenses for the three months ended March 31, 2011, increased by 83.3% or $1.2 million in comparison to the same period of 2010 due to our significant increase in sales. Associated selling costs include advertising to expand the market, increase brand awareness and generate the significant increase in sales. Our direct advertising costs remained minimal during the first quarter of 2011, as expected, because we hire factory representatives and in-store promoters to promote our products directly to consumers at retail locations. We believe this direct in-store promotion approach is a standard practice in the small household appliances industry and highly effective in marketing to consumers in the unique Chinese retail environment as compared to traditional mass media advertising channels, which can incur significant television and other mass media advertising expense without our knowing the target customers. According to a survey in the 2010 China Small Electronics Market Research Report, approximately 60% of Chinese consumers surveyed purchased small household appliances after being introduced to the product by in-store promoters. Our in-store promoters market our products exclusively and directly to in-store customer traffic. We anticipate having approximately 1,000 in-store promoters hired directly by us or through third party distributors by the end of 2011. General and administrative expenses for the three months ended March 31, 2011, increased by 83.8% or $0.6 million in comparison to the 2010 period due to the hiring of additional promotion and marketing staff to further our growth, an increase in research and development to improve our product quality and introduce new products and trade shows to support our marketing efforts.

Interest and Financing Costs, net

Interest and financing costs, net, for the three months ended March 31, 2011, was a net gain of $25,165, a decrease of $37,050 or 59.6% from a net gain of $62,215 for the same period of 2010. The change is due principally to interest income decreasing from $91,921 in the 2010 period to $62,535 in the 2011 period as our cash position decreased due to expansion in our production capacity and working capital needs.

Other Income, net

Other income for the three months ended March 31, 2011, was $998,304 compared to a $14,601 loss for the 2010 period, an increase of $1,012,905. The increase is due mainly to a grant of $999,232 received in the three months ended March 31, 2011, from the PRC government in recognition of our promoting the local economy and expansion in the overseas markets.

Foreign Exchange Transaction Gain (Loss)

Foreign exchange transaction loss for three months ended March 31, 2011, was $116,123 compared to foreign exchange transaction loss of $33,134 for the same period of 2010, an increase of $82,989. The change is due principally to foreign exchange rate fluctuations.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2011, that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

On December 17, 2009, we completed an underwritten public offering led by William Blair & Company and BMO Capital Markets of 6,900,000 shares of our common stock at a public offering price of $11.00 per share, including overallotment, for gross proceeds of $75,900,000.

During 2010, certain warrant holders exercised warrants to purchase 1,759,114 shares of our common stock.

In May 2010, we announced a $20 million share buyback program. We purchased 798,300 shares of our common stock on the open market during 2010 and returned such shares to the treasury for cancelation. We may purchase additional shares of our common stock on the open market pursuant to the buyback program from time to time.

Cash Flows

As of March 31, 2011, we had $28.2 million in cash and equivalents on hand. Our principal demands for liquidity are to increase sales in China, add capacity, purchase inventory and for sales distribution and general corporate purposes. We anticipate that the amount of cash we have on hand as of the date of this report, as well as the cash that we will generate from operations, will satisfy these requirements.

Other current assets were $86.3 million and current liabilities were $31.9 million. Working capital was $82.6 million. The current ratio was 3.59:1 at March 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$(10,872,527)	$(1,246,494)
Investing activities	4,793,896	(2,666,101)
Financing activities	-	(99,919)

Net cash flows used in operating activities for the three months ended March 31, 2011, was $10.8 million compared to cash used in operating activities of $1.2 million for the same period of 2010. The cash outflows from operating activities was attributed principally to increased inventory in stock, payments for accounts payables, tax payable and bank acceptance outstanding, despite an increase in our net income, a decreased accounts receivable outstanding and advances to suppliers. The increase in inventory is within our expectations as we anticipate continued sales increase in the China domestic market.

Net cash flows provided by investing activities for the three months ended March 31, 2011, was $4.79 million compared to net cash used of $2.67 million for the same period of 2010, which was principally from the refund of a deposit for land use rights, partially offset by purchase of property and equipment, and payment for construction in progress of our new building and workshop.

There was no cash flow in financing activities for the three months ended March 31, 2011, while there was $220,000 from the notes payable and $320,000 payment on offering cost in the same period of 2010.

We sell our products in the China domestic market through a broad range of distribution outlets including regional and national wholesalers and third party distributors. Our standard terms for account receivables from several large and established China domestic retailers is 180 days from the close of the billing cycle, which is 30 – 45 days after products are delivered. The term for account receivables from other domestic customers is 30 – 90 days from the close of the billing cycle. These terms are customary for large and established retailers in China. Historically, we have not experienced late payments or bad debts under such terms from these select retailers. We sell our products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. Our export sales-related account receivables typically are less than three months, depending on customer shipment schedules. Historically, we have not experienced significant bad debts from export sales. For the three months ended March 31, 2011, we had accounts receivable turnover of 2.81 on an annualized basis, with sales outstanding of 125 days. For the same period of 2010, we had accounts receivable turnover of 5.21 on an annualized basis, with sales outstanding of 74 days. The lower accounts receivable turnover and higher days outstanding in the three months ended in March 31, 2011, compared to the same period of 2010 was due to our rapid growth in sales in the China domestic market, which have much longer account receivable schedules than in the export markets. As we continue to focus on our expansion in the China domestic markets, our sales in the China domestic market may represent a larger percentage of our total revenue. We anticipate that our account receivables will remain in line with standard industry practice relating to account receivable schedules in China, which could be up to seven months.

Pending Litigation

On March 28, 2011, we filed suit in the Supreme Court of the State of New York against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others alleging the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for our common stock. Our claims in this action allege the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for our common stock. Our common stock has appeared on NASDAQ’s “threshold” securities list under Regulation SHO for more than 30 consecutive settlement days, indicating illegal “naked” short selling and failure to deliver our common stock on settlement days. We are claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by defendants in connection with the alleged market manipulation scheme.

On April 29, 2011, in what appears to be a part of this attempted short seller driven share manipulation, a purported securities class action lawsuit was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California. This complaint is based expressly upon the false and defamatory reports concerning us that were authored by the fictitious character “Alfred Little” and published by Seeking Alpha Ltd., the defendants in our lawsuit against “Alfred Little,” the website SeekingAlpha.com and others. The complaint has not been certified as a class action by the court in California. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of our common stock during the class period. We strongly deny the allegations in the complaint. We believe this lawsuit is frivolous and without merit and will contest it vigorously. We plan to pursue all legal remedies available to us if the complaint is not withdrawn in its entirety. The outcome of this litigation is currently uncertain. We have not recorded any liability for this litigation. We maintain directors and officers liability insurance, which provides the protection of certain insurance coverage for both the company and our officers and directors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in currency exchange rates and commodity prices for certain of our raw materials. We currently do not engage in forward foreign exchange agreements or other hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. We do not engage in hedging transactions to protect against raw material pricing fluctuations; instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance.

Our Annual Report on Form 10-K for the year ended December 31, 2010, contains information about our exposure to market risks under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” There has been no material change in our exposure to market risks during the three months ended March 31, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We also accumulate and communicate this information to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2011. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date because management had not completed remediation of the material weaknesses in our internal control over financial reporting identified during the fourth quarter of 2010, as described below and discussed in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Notwithstanding these material weaknesses, our management has concluded that our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with US GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

As of March 31, 2011, we are in the process of remediating the following material weaknesses identified by management in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The material weaknesses identified during management’s assessment as of December 31, 2010, were: (i) ineffective documentation and testing of information technology (“IT”) related controls over financial reporting; and (ii) a lack of technical accounting expertise among our financial staff regarding the requirements of the PCAOB Accounting Standard No. 5 and Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the assessment of internal control over financial reporting. In light of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting.

We have developed certain remediation steps to address these material weaknesses and to improve our internal control over financial reporting. We also have engaged a professional advisory firm specializing in internal control compliance to advise us. Specifically, the following remediation steps are being implemented or are planned to be implemented:

•	adoption of an IT framework that documents key IT controls and addressing testing procedures that could potentially impact financial reporting;

•
hiring of additional credentialed professional staff and consulting professionals with greater knowledge of US GAAP in our domestic operations and the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 to oversee our financial reporting process in order to ensure our compliance with US GAAP and the relevant securities laws; and

•	provide additional training to our accounting staff on US GAAP, the Sarbanes-Oxley Act of 2002 and the requirements of the PCAOB, and regarding the preparation of financial statements.

We believe the measures described above will facilitate remediation of the material weaknesses management identified and will continue to strengthen our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control deficiencies.

Other than the planned changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial conditions or operating results. Other than the following pending suits, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On March 28, 2011, we filed suit in the Supreme Court of the State of New York, captioned Deer Consumer Products, Inc. v. Alfred Little, et al., Index No. 650823/2011, against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others. Our claims in this action allege the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for our common stock. Our common stock has appeared on NASDAQ’s “threshold” securities list under Regulation SHO for more than 30 consecutive settlement days, indicating possible illegal “naked” short selling and failure to deliver our common stock on settlement days. We are claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by defendants in connection with the alleged market manipulation scheme.

On April 29, 2011, a purported securities class action lawsuit on behalf of the purchasers of our common stock between March 31, 2009, and March 21, 2011, James Rose v. Deer Consumer Products, Inc. et al, was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California. The court has not yet certified the class action status. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as, in the case of the individual defendants, the Section 20(a) control person provisions of the Exchange Act. The factual assertions in the complaint, based expressly on the published statements at issue in the Alfred Little suit described above, consist primarily of allegations that the defendants made materially false or misleading public statements concerning our financial condition in fiscal years 2010 and 2009 and our acquisition of Winder in 2008. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of our common stock during the class period. We strongly deny the allegations in the complaint. We believe this lawsuit is frivolous and without merit and will contest it vigorously. We plan to pursue all legal remedies available to us if the complaint is not withdrawn in its entirety.

We maintain directors and officers liability insurance, which provides the protection of certain insurance coverage for both the company and our officers and directors. We can provide no assurance as to the outcome of these cases. Regardless of the outcomes, such litigation may require significant attention and resources of management.

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business. There have been no material changes to the risk factors described previously in that Annual Report other than the following new risk factor.

Risks Related to Our Securities

Techniques employed by manipulative short sellers in the securities of companies with principal operations in China or that have become publicly traded companies by means of a reverse acquisition may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometimes known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts. These short attacks have, in the past, led to the selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in China, or that have become publicly traded companies by means of a reverse acquisition, and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”) or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy, oftentimes blogging from outside the U.S. with little or no assets or identity requirements, should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long-term, decline in market price should the rumors created not be dismissed by market participants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEER CONSUMER PRODUCTS, INC.
(Registrant)
Date: May 10, 2011	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1 †	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

† Filed herewith
‡ Furnished herewith