Form 10-Q
period 2011-06-30
Deer Consumer Products, Inc.
filed 2011-08-09
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34407

DEER CONSUMER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5526104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China	518057
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,592,562 shares of common stock outstanding as of August 8, 2011.

Deer Consumer Products, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2011	DECEMBER 31, 2010
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash & equivalents	$22,305,057	$33,956,591
Restricted cash	6,603,895	1,347,385
Accounts receivable	52,268,056	52,686,494
Advances to suppliers	1,614,631	3,018,531
Other receivables	282,933	125,580
VAT receivable	5,405,713	2,839,718
Prepaid expenses	-	159,583
Deposits	813,709	445,740
Inventories	33,863,410	23,015,850

Total current assets	123,157,404	117,595,472

NON-CURRENT ASSETS
Property and equipment, net	20,722,837	20,453,404
Prepayment for land use rights	-	3,367,207
Intangible assets, net	36,126,275	38,308,468
Construction in progress	11,514,354	8,913,181
Other assets	-	4,570

Total noncurrent assets	68,363,466	71,046,830

TOTAL ASSETS	$191,520,870	$188,642,302

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,741,175	$26,247,453
Advance from customers	3,403,110	1,759,792
Income tax payable	5,284,657	5,536,646
Other payables and accrued expenses	2,331,610	3,001,716
Dividend payable	1,679,628	-
Notes payable	5,031,637	8,361,698

Total current liabilities	34,471,817	44,907,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value; 75,000,000 shares authorized; 33,592,562 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	33,593	33,593
Paid-in capital	91,136,274	91,084,958
Statutory reserve	7,577,047	6,127,639
Development fund	3,788,523	3,063,819
Accumulated other comprehensive income	9,797,344	6,315,475
Retained earnings	44,716,272	37,109,513

Total stockholders' equity	157,049,053	143,734,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$191,520,870	$188,642,302

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Revenue	$79,803,830	$58,353,144	$45,127,684	$34,450,687
Cost of revenue	56,697,985	41,593,643	31,978,784	24,569,034

Gross profit	23,105,845	16,759,501	13,148,900	9,881,653

Operating expenses
Selling	5,529,852	3,248,420	2,912,415	1,820,456
General and administrative	2,274,687	1,764,689	1,034,061	1,089,623

Total operating expenses	7,804,539	5,013,109	3,946,476	2,910,079

Income from operations	15,301,306	11,746,392	9,202,424	6,971,574

Non-operating income (expenses)
Interest income	108,700	331,060	46,165	239,139
Interest expense	-	(49,461)	-	(19,755)
Exchange loss	(266,855)	(125,810)	(150,732)	(92,676)
Subsidy income	1,007,192	-	7,960	-
Other	(81,767)	8,223	(43,469)	22,824

Total non-operating income (expenses), net	767,270	164,012	(140,076)	149,532

Income before income tax	16,068,576	11,910,404	9,062,348	7,121,106
Income tax expense	2,928,099	1,852,841	1,715,817	1,100,566

Net income	13,140,477	10,057,563	7,346,531	6,020,540

Other comprehensive item
Foreign currency translation	3,481,869	398,436	2,005,459	363,071

Comprehensive Income	$16,622,346	$10,455,999	$9,351,990	$6,383,611

Basic weighted average shares outstanding	33,592,562	32,826,777	33,592,562	33,019,662

Diluted weighted average shares outstanding	33,592,562	33,729,852	33,592,562	33,703,876

Basic earnings per share	$0.39	$0.31	$0.22	$0.18

Diluted earnings per share	$0.39	$0.30	$0.22	$0.18

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,140,477	$10,057,563
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,438,861	716,576
Stock-based compensation	51,314	166,695
(Increase) decrease in current assets:
Accounts receivable	1,631,055	(5,742,579)
Advances to suppliers	1,458,712	(130,127)
Other receivables, prepayments, and deposits	(346,960)	(178,052)
Other assets	4,628	(84,155)
Inventories	(10,200,635)	(4,445,193)
Increase (decrease) in current liabilities:
Accounts payable	(9,998,292)	888,735
Advance from customers	1,617,080	(687,059)
Taxes payable	(2,847,344)	(296,630)
Notes payable	(3,487,834)	-
Other payables and accrued expenses	(742,220)	(271,366)

Net cash used in operating activities	(8,281,158)	(5,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	(5,169,534)	(1,786,204)
Acquisition of property & equipment	(889,945)	(686,066)
Acquisition of intangible asset	(4,270,594)	(379,267)
Refund of deposit on land use right	10,380,731	-
Construction in progress	(2,367,640)	(2,008,746)

Net cash used in investing activities	(2,316,982)	(4,860,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(1,679,978)	-
Proceeds from exercise of warrants	-	6,951,527
Purchase of treasury shares	-	(6,945,950)
Offering costs paid	-	(320,000)

Net cash used in financing activities	(1,679,978)	(314,423)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	626,584	143,413

NET DECREASE IN CASH & EQUIVALENTS	(11,651,534)	(5,036,885)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	33,956,591	79,333,729

CASH & EQUIVALENTS, END OF PERIOD	$22,305,057	$74,296,844

Supplemental Cash flow data:
Income tax paid	$3,213,565	$1,251,617
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

Deer Consumer Products, Inc., formerly known as Tag Events Corp., (hereinafter referred to as the “Company,” “Deer Consumer” or “Deer”) was incorporated in the State of Nevada on July 18, 2006.

On September 3, 2008, the Company entered into a share exchange agreement and plan of reorganization with Deer International Group Ltd. (“Deer International”), a corporation organized under the laws of the British Virgin Islands (“BVI”) on December 3, 2007. Deer International acquired 100% of the shares of Winder Electric Group Ltd. (“Winder”) on March 11, 2008,  which has a 100% owned subsidiary, Delta International Limited (“Delta”). Winder and Delta were formed and incorporated in the Guangdong Province of the People’s Republic of China (“PRC”) on July 20, 2001, and February 23, 2006, respectively.

Pursuant to the share exchange agreement, the Company acquired from Deer International 50,000 ordinary shares, consisting of all of Deer International’s issued and outstanding capital stock, for 15,695,706 shares of the Company’s common stock. Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with its former Director and Chief Executive Officer pursuant to which he returned 5,173,914 shares of the Company’s common stock to the Company for cancellation. Upon completion of the foregoing transactions, the Company had 19,652,226 shares of common stock issued and outstanding. In connection with the above transaction, the Company changed its name to Deer Consumer Products, Inc. on September 3, 2008.

The share exchange with Deer International was recorded as a reverse acquisition because Deer International obtained control of the Company. Accordingly, the merger of Deer International into the Company was recorded as a recapitalization of Deer International, with Deer International being treated as the continuing entity. The share exchange agreement was treated as a recapitalization and not as a business combination. At the date of this transaction, the net liabilities of the legal acquirer were $0.

The Company is engaged in the manufacture, marketing, distribution and sale of a broad range of small home and kitchen electric appliances and personal care products. The Company provides consumer products to the China domestic market under its “DEER” and “德尔” brands. The Company is also a vertically integrated manufacturer of small household appliances for global consumer product customers which in turn offer products worldwide under numerous brand names and as store brands for retailers’ private label programs. The Company currently manufactures its products in Yangjiang, Guangdong Province, China and anticipates expanding its production and manufacturing capabilities by building new production and distribution facilities in the Wuhu area of central China, a region with access to a neighboring population of more than 400 million. The Company anticipates that the new facilities will improve the Company’s ability to deliver its products to customers located throughout China, which is part of the Company’s China domestic market expansion strategy. Once completed, the Company plans for the new facilities to serve primarily as a hub for its China domestic markets, while the Company’s current facilities in Yangjiang, Guangdong Province will serve as a hub for its export markets and as a supply center for markets in south China. The Company also sources products from third party manufacturers to supply certain products from time to time in order to rapidly expand new product offerings through its distribution channels across China. The Company’s corporate and administrative offices are located in Shenzhen, China.

The Company operates through its wholly owned subsidiaries in China. The Company’s U.S. holding company, Deer Consumer Products, Inc., owns a 100% of Deer International Group Ltd., a BVI entity, which owns the Company’s three wholly foreign owned enterprises, or WFOEs, Winder, Deer Technology (AnHui) Co., Ltd. and Anlin Technology (Anhui) Co., Ltd. Each of these wholly foreign owned enterprises are authorized by their respective business licenses to operate the Company’s electrical appliance manufacturing business. Delta, which transferred its material former operations to Winder in 2009 to improve the Company’s operating efficiency, is 100% owned by Winder. Currently, Delta only conducts marketing operations for the Company. Winder is located in Guangdong Province and is engaged in the research, production and delivery of our goods. Deer Technology and Anlin Technology were both incorporated in the AnHui Province on April 30, 2010. Deer Technology and Anlin Technology will also be engaged in the manufacture and sale of household electric appliances and were formed for the purpose of establishing production and distribution facilities located in the Wuhu area of Anhui Province.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six and three months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

Foreign Currency Translation

The accounts of the Company’s China subsidiaries are maintained in RMB, the accounts of the Company’s BVI subsidiary are maintained in USD and the accounts of the U.S. parent company are maintained in USD. The accounts of the China subsidiaries were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the China subsidiaries. According to Topic 830, all assets and liabilities were translated at the exchange rate on the respective balance sheet date, stockholders’ equity is translated at the historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Our policy is to accrue the full amount of account receivables when their aging exceeds one year.

We sell our products in the China domestic market through a broad range of distribution outlets including regional and national wholesalers and third party distributors. Our standard terms for account receivables from several large and established China domestic retailers is 180 days from the close of the billing cycle, which is 30 – 45 days after products are delivered. The term for account receivables from other domestic customers is 30 – 90 days from the close of the billing cycle. These terms are customary for large and established retailers in China. Historically, we have not experienced late payments or bad debts under such terms from these select retailers. We sell our products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. Our export sales-related account receivables typically are less than three months, depending on customer shipment schedules. Historically, we have not experienced significant bad debts from export sales. As we continue to focus on our expansion in the China domestic markets, our sales in the China domestic market may represent a larger percentage of our total revenue. We anticipate that our account receivables will remain in line with standard industry practice relating to account receivable schedules in China, which could be up to seven months. We provide our major customers with payment terms based on their payment history, amount they have purchased from us in the past, and upon on any strategic agreement we may have with them.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

We believe that our accounts receivable will be collected in the ordinary course of business within a year as we have established relationships with many of our significant customers. In addition, our domestic customers typically pay according to our payment terms and we maintain insurance for our accounts receivables with respect to our international customers. The Company did not reserve any bad debt allowance at June 30, 2011, and December 31, 2010, as the Company has not incurred any bad debts to date.

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

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

The following are the details of property and equipment at June 30, 2011, and December 31, 2010:

	2011	2010
Building	$9,491,461	$9,274,909
Equipment	19,999,244	18,928,495
Vehicle	442,285	485,421
Office equipment	551,124	220,800
Total	30,484,114	28,909,625
Less accumulated depreciation	(9,761,277)	(8,456,221)
Property & equipment, net	$20,722,837	$20,453,404

Depreciation for the six months ended June 30, 2011 and 2010, was $1,095,850 and $707,571, respectively; for the three months ended June 30, 2011 and 2010 was $555,537 and $353,608, respectively.

Construction in Progress

Construction in progress consists of costs for the Company's construction of a new plant, office building and power distribution station. The balance at June 30, 2011, was $11,514,354 and the Company was committed to pay an additional RMB 2 million ($0.31 million) to complete the construction.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Long-Lived Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2011, and December 31, 2010, there was no significant impairment of its long-lived assets.

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

The following are the details of intangible assets at June 30, 2011, and December 31, 2010:

	2011	2010

Right to use land	$36,688,521	$38,519,101
Computer software	81,006	79,158
Total	36,769,527	38,598,259
Less accumulated amortization	(643,252)	(289,791)
Intangibles, net	$36,126,275	$38,308,468

Pursuant to PRC regulations, the PRC government owns all land. The Company recorded the amounts paid for the rights to use land as an intangible asset. The Company amortizes these rights over their respective periods, which range from 45 to 50 years and computer software is amortized over 1 to 2 years.

In 2010, Deer Technology acquired the use rights for two parcels of land with a total of 439,640 square meters (or 43.96 hectares) located in east central China in the city of Wuhu, AnHui Province. The purchase price of the use rights for these two parcels of land was approximately $35 million, a price of RMB 4.95 million per hectare and including a 4% PRC government land transfer tax and other government charges. The use right for the first parcel of land covering 289,415.79 square meters (or 28.94 hectares) was purchased for approximately RMB 149 million ($22.74 million). The use right for the second parcel of land covering 150,223.81 square meters (or 15.02 hectares) was purchased for RMB 77.37 million ($11.8 million). The Company has received the land use right certificates from the PRC government on these two parcels of land.

The deposit of $10,314,346 (RMB 67,901,400) that was previously paid in 2010 to acquire land use right was returned to the Company in the first quarter of 2011, as it failed to win the public auction for the land. The Company paid an additional $4,243,283 (RMB 27,934,381) in first quarter of 2011 to make payment in full for the land use rights they acquired in December 2010.  As of December 31, 2010, the Company prepaid $3,367,207 for land use rights they acquired in December 2010; the prepayment was transferred into intangible assets in the first quarter of 2011 when the Company received the land use right certificate.

Amortization for the six months ended June 30, 2011 and 2010, was $343,011 and $9,005, respectively; for the three months ended June 30, 2011 and 2010 was $179,869 and $4,243, respectively.

The following table summarizes the expected amortization over the next five years as of June 30, 2011:

Year ended June 30,	Amount
2012	$726,427
2013	726,427
2014	726,427
2015	726,427
2016	726,427
Thereafter	32,494,140
Total	$36,126,275

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

A summary of Company’s land use right acquisitions follows:

Name	Site use right Phase I	Site use right Phase II	Site use right Phase III	Land use right	Land use right
Size (In Square Meters)	33,728	52,597	60,900	289,416	150,224
Location	Yangjiang City	Yangjiang City	Yangjiang City	Wuhu City	Wuhu City
Owner	Winder	Winder	Winder	Deer Technology	Deer Technology
Useful life in months	600	600	600	600	600
Purpose	Plant and workshop	Plant and workshop	Plant and workshop	Plant and workshop	Plant and workshop
Purchase date	November 2002	June 2005 & March 2010	November 2010	September 2010	December 2010
Price in RMB/USD	RMB 1.7 million ($0.3 million)	RMB 3.9 million ($0.6 million)	RMB 21.3 million ($3.3 million) (a)	RMB 149.1 million ($23 million)	RMB 77.4 million ($12 million)
As of 6/30/2011	Paid in full	Paid in full	Not yet paid in full	Paid in full	Paid in full
Payment due date			2012

(a) As of June 30, 2011, the Company paid RMB5.3 million ($0.8 million) for the Site use right Phase III.

There are no regulatory deadlines or commitments to develop the land.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

■	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

■
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

■	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of June 30, 2011, and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions within China are not covered by insurance. The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480). Company recognizes revenue on its sales to two major local customers when acceptance is received and for other customers on shipment when the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.

Value Added Taxes (VAT)

VAT receivables are VAT rebates which arise from our purchase of raw materials. VAT receivables are returned to the Company or offset against VAT payable. We anticipate collecting our VAT receivable within one year. We do not experience credit losses with respect to our VAT receivables because they are owed to us by the government. We classify our VAT receivable as a current asset because it is an asset that is reasonably expected to be realized (or sold or consumed) within one-year or within our normal operating cycle.

Advance from Customers

The Company records payments received from customers in advance of their future orders to advance account.  Those orders are normally delivered within a reasonable period of time based upon contract terms with the customers.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2011 and 2010, were $71,439 and $58,593, respectively. Advertising costs for the three months ended June 30, 2011 and 2010, were $48,360 and $10,106, respectively.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the six months ended June 30, 2011 and 2010, were $186,284 and $285,657, respectively; for the three months ended June 30, 2011 and 2010, were $2,442 and $232,594, respectively, which were included in general and administrative expenses.

Subsidy Income

The Company was awarded grants from the local government bureaus to encourage the development of its business. As a general policy across municipal governments in the PRC, local government bureaus commonly provide grants or subsidies to leading local companies to encourage greater economic development and greater employment based on certain standards which are reviewed periodically. As the exact amount of a grant is uncertain until the local government makes its final determination, the Company records grant income only when the subsidy is received or approved. The grants were without any conditions and restrictions, and were not required to be repaid.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718 & 505, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 50,000 options outstanding as of June 30, 2011.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740). When tax returns are filed, it is highly likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At June 30, 2011, and December 31, 2010, the Company had not taken any significant uncertain tax position on its tax returns for 2009 or prior years or in computing its tax provision for 2009.

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

Currency Hedging

The Company from time to time may enter into forward exchange agreements with the Bank of China, whereby the Company agrees to sell U.S. dollars to the Bank of China at certain rates. At June 30, 2011, and December 31, 2010, the Company had no outstanding forward exchange contracts.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

Three months ended June 30,	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	33,592,562	$0.22	33,019,662	$0.18
Effect of dilutive stock options and warrants	-	-	684,214	-
Diluted earnings per share	33,592,562	$0.22	33,703,876	$0.18

Six months ended June 30,	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	33,592,562	$0.39	32,826,777	$0.31
Effect of dilutive stock options and warrants	-	-	903,075	(0.01)
Diluted earnings per share	33,592,562	$0.39	33,729,852	$0.30

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

Recent Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

Note 3 – Inventories

Inventories consisted of the following at June 30, 2011, and December 31, 2010:

	2011	2010
Raw material	$12,135,862	$7,979,205
Work in process	15.368.091	11,914,475
Finished goods	6,359,457	3,122,170
Total	$33,863,410	$23,015,850

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Note 4 – Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following at June 30, 2011, and December 31, 2010:

	2011	2010
Accrued expenses	$259,459	$1,010,591
Accrued wages	1,036,102	996,542
Welfare payable	22,192	21,303
Other payables	1,013,857	973,280
Total	$2,331,610	$3,001,716

Accrued expenses represented accrued electricity and freight fee. Other payables were for government charges, payable to local construction management department and payable for employees’ education fund and labor union fund.

Note 5 – Notes Payable

Notes payable at June 30, 2011, and December 31, 2010, were for multiple bankers’ acceptances from the Bank of China. The terms of the notes range from 3-6 months, bear no interest and pay the bank 0.05% of the note balance as a fee. The Company deposits a certain percentage of the notes’ par value with the Bank of China, refundable when the notes are repaid and accounted for as restricted cash in the accompanied consolidated financial statements.

Note 6 – Dividend Payable

On March 9, 2011, the Company’s Board of Directors (“BOD”) declared a first quarter dividend payable from future earnings, of $0.05 per share which was paid on April 14, 2011. On May 9, 2011, the Company’s BOD declared a second quarter dividend of $0.05 per share, payable from future earnings on July 15, 2011, to the shareholders of record as of June 30, 2011. Dividend payable at June 30, 2011, was $1,679,628 and was paid on July 12, 2011. Declaration and payment of future quarterly dividends will be made at the discretion of the BOD.

Note 7 – Stockholders’ Equity

Stock Options

Following is a summary of the activity of options to independent directors:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2010	50,000	$10.96	3.98	$14,000
Exercisable, December 31, 2010	33,332	$10.96	3.98	$9,333
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2011	50,000	$10.96	3.48	$-
Exercisable, June 30, 2011	33,332	$10.96	3.48	$-

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The exercise price for options outstanding at June 30, 2011, is as follows:

Number of Options	Exercise Price
50,000	$10.96

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	2.25%
Expected life of the options	3 to 3.5 years
Expected volatility	80%
Expected dividend yield	0%

During six months ended June 30, 2011 and 2010, the Company recorded $51,314 and $166,694 as stock option expense, respectively. During three months ended June 30, 2011 and 2010, the Company recorded $25,657 and $83,348 as stock option expense, respectively.

Warrants

At the end of 2010, all warrants were exercised. No new warrants were granted during the six months ended June 30, 2011.

Note 8 – Employee Welfare Plan

Expense for the employee common welfare was $19,493 and $44,110 for the six months ended June 30, 2011 and 2010; $11,581 and $23,702 for the three months ended June 30, 2011 and 2010, respectively. The PRC government abolished the 14% welfare plan policy during 2007. The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $1,449,408 and $1,051,813 as reserve for the statutory surplus reserve, and $724,704 and $525,906 as reserve for development fund, for the six months ended June 30, 2011 and 2010, respectively.

Note 10 – Income Tax

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Deer, the U.S. parent company, was incorporated in the U.S. and historically has net operating losses (NOL) for income tax purposes. During the six months period ended June 30, 2011, the U.S. parent company utilized 100% of its NOL against the dividend income received from Winder as earnings repatriation.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%. Winder enjoys a 15% preferential income tax effective as of 2009 until its expiration on December 31, 2011, as a result of its status as a high tech enterprise. A reconciliation of tax at U.S. federal statutory rate to the provision for income tax recorded in the financial statements for the six and three months ended June 30, 2011 and 2010, is as follows:

	Six Months		Three Months
	2011	2010	2011	2010
Tax provision at U.S. statutory rates	35.2%	34.0%	36.2%	34.0%
Foreign tax rate difference	(9.3)%	(9.3)%	(9.3)%	(9.3)%
Other	2.2%	-%	2.0%	-%
Valuation allowance	0.7%	1.2%	0.6%	(1.0)%
Effective tax holiday	(10.6)%	(10.3)%	(10.6)%	(10.3)%
Tax per financial statements	18.2%	15.6%	18.9%	15.5%

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

If Winder had not been granted high tech enterprise status, income tax expense for the six and three months ended June 30, 2011, would have been increased by $1,704,601 and $957,919 and earnings per share would have been reduced by $0.05 and $0.03.

Note 11 – Geographical Sales

Geographical distribution of sales is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
Geographical Areas	2011	2010	2011	2010

China	$44,581,539	$17,771,412	$29,174,799	$11,376,532
South America	9,523,576	11,427,425	4,296,996	6,886,774
Asia	8.298.692	10,026,064	2,534,005	5,641,665
Europe	4,937,251	7,296,407	2,218,883	4,723,182
Middle East	8,325,845	6,651,291	5,137,179	4,359,474
North America	3,474,092	4,585,720	1,328,163	1,033,543
Africa	662,835	594,825	437,659	429,517
	$79,803,830	$58,353,144	$45,127,684	$34,450,687

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Note 13 – Commitment

On September 1, 2010, the Company entered into a 2-year lease agreement, expiring on August 30, 2012, for a product show room in Panyu, Guangdong Province with monthly rent including property management fees of $5,500 (RMB 37,000). The Company has the option to renew this lease upon expiration. At June 30, 2011, the Company’s future minimum rental payments required under these operating leases were as follows by years:

2012	$66,000
2013	11,500
Total	$77,500

Winder’s registered capital as of June 30, 2011, was $57.2 million and its contribution to capital was $36.7 million. The Company will need to contribute an additional $20.5 million to Winder by January 18, 2012.

Note 14 – Major Customers and Vendors

For the six and three months ended June 30, 2011, one customer accounted for approximately 26% and 33% of the sales, respectively. At June 30, 2011, the total receivable balance due from this customer was approximately $22,682,386.

For the six and three months ended June 30, 2011, one vendor accounted for 13% and 11% of the Company’s purchases of raw materials. At June 30, 2011, the total payable to this vendor was approximately $2,305,128.

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

The acquisition of 100% of Winder’s equity interests by Deer International on April 1, 2008, was free of any considerations and conditions. Under applicable PRC tax rules, any transaction between related parties shall be priced on an arm’s length basis. The tax authority has the right to investigate any related party transaction and to make adjustment if it finds the price not on an arm’s length basis. The PRC tax authority would make adjustment by applying a deemed arm’s length price to the transaction. Given that 50HZ Electric Limited and Deer International had certain related parties at the time of the Winder acquisition, there is a possibility that the consideration-free transfer may be challenged and investigated by the PRC tax authority. If the deemed arm’s length price determined by the PRC tax authority during such investigation is higher than the original cost that 50HZ Electric Limited paid to get 100% equity interest of Winder, such excess amount would be subject to additional PRC income tax. Although the Company believes that 50HZ Electric Limited would be responsible for the possible PRC income tax, the Company understands that it is common practice for PRC tax authority to enforce the tax collection over the entity at issue, which in this case would be Winder, and the Company may be required to pay the possible PRC income tax on behalf of 50HZ Electric Limited. This transaction was approved by the Economic Development Bureau of Yangjiang High-tech Industry Development Zone; however, according to the M&A Regulations, the acquisition of Winder might require the approval of MOFCOM. As the interpretation and implementation of the M&A Regulations are unclear, if the approval of MOFCOM is required, the approval that 50HZ Electric Limited obtained from the Yangjiang Hi-Tech Zone may be deemed incomplete and the transferee, namely Deer International, may need to obtain further approval from MOFCOM.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Pending Litigation

On March 28, 2011, the Company filed suit in the Supreme Court of the State of New York against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others alleging the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for the Company’s common stock. The Company is claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by defendants in connection with the alleged market manipulation scheme. The Company has served document subpoenas on various non-parties to the suit to obtain information for the identification of “Alfred Little” and other persons responsible for the false and defamatory statements published by SeekingAlpha.com. In addition, defendant SeekingAlpha.com has filed a motion to dismiss the Company’s claim against it, and the Company has opposed that motion.

On April 29, 2011, in what appears to be a part of this attempted short seller-driven share manipulation, a purported securities class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California. This complaint is based expressly upon the false and defamatory reports concerning the Company that were authored by the fictitious character “Alfred Little” and published by Seeking Alpha Ltd., the defendants in the Company’s lawsuit. The complaint has not been certified as a class action by the court in California. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of the Company’s common stock during the class period. A consolidated amended complaint will be filed after the court rules on pending motions for the appointment of a lead plaintiff. The Company will respond in due course to any amended consolidated complaint, which the Company anticipates will largely reiterate the allegations of the current complaint. The Company strongly denies these allegations. The Company believes this lawsuit is frivolous and without merit and will contest it vigorously. The Company plans to pursue all legal remedies available to it if the operative complaint is not withdrawn in its entirety. The outcome of this litigation is currently uncertain. The Company has not recorded any liability for this litigation. The Company maintains directors and officers liability insurance, which provides the protection of certain insurance coverage for both the Company and its officers and directors.

Note 16 – Subsequent Event

On August 7, 2011, the Company’s Board of Directors declared a quarterly dividend, payable from future earnings only, in the amount of $0.05 per share payable on October 14, 2011, to the shareholders of record as of September 30, 2011. Declaration and payment of future quarterly dividends will be made at the discretion of the Board of Directors.

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

We are engaged in the manufacture, marketing, distribution and sale of a broad range of small home and kitchen electric appliances and personal care products. Our products are designed to make today’s modern lifestyles simpler and healthier. We are a leading provider of consumer products to the China domestic market under our “DEER” and “德尔” brands, which we refer to as our Deer brands. We sell our Deer-branded products through some of the largest electronic retailers in the China domestic market as well as other distribution outlets. According to market analysis, the small household appliances market in China had, on average, more than 30% gross profit margins and revenue growth grew more than 45% in 2010. According to the 2010 China Small Electronics Market Research Report, approximately 78% of consumers in China purchase small household appliances from the two largest electronic retailers and approximately 60% of consumers in China learn about products from in-store promotions.

We are also a vertically integrated manufacturer of small household appliances serving as an original design manufacturer and original equipment manufacturer, or ODM and OEM, for global consumer product customers who in turn offer products worldwide under their own brand names. We have provided products to the global brand names Back to Basics, Arietta, Black & Decker®, Disney, Betty Crocker Kitchens and many others, who resold to retailers worldwide. We also supply products to numerous store brands for retailers’ private label programs.

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

We operate through our wholly owned subsidiaries in China. Our U.S. holding company, Deer Consumer Products, Inc., owns a 100% of Deer International Group Ltd., a BVI entity, which owns our three wholly foreign owned enterprises, or WFOEs, Winder, Deer Technology (AnHui) Co., Ltd. and Anlin Technology (Anhui) Co., Ltd. Each of our wholly foreign owned enterprises are authorized by their respective business licenses to operate our electrical appliance manufacturing business. Delta, which transferred its material former operations to Winder in 2009 to improve the Company’s operating efficiency, is 100% owned by Winder. Currently, Delta only conducts marketing operations for the Company. Winder is located in Guangdong Province and is engaged in the research, production and delivery of our goods. Deer Technology and Anlin Technology were both incorporated in the AnHui Province on April 30, 2010. Deer Technology and Anlin Technology will also be engaged in the manufacture and sale of household electric appliances and were formed for the purpose of establishing production and distribution facilities located in the Wuhu area of Anhui Province.

Deer Consumer Products, Inc.

Deer Consumer Products, Inc.
(USA)
100%
Deer International Group Ltd.
(BVI)
100%
Winder Electric Co., Ltd.
(Yangjiang, China)
100%
Deer Technology (Anhui) Co., Ltd.
(Wuhu, China)
100%
Anlin Technology (Anhui) Co., Ltd.
(Wuhu, China)
100%
Delta International Limited
(Shenzhen, China)

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

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”), we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our results of operations, financial position and our liquidity. We believe the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies we believe require subjective and complex judgments that could potentially affect reported results.

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

Advances to Suppliers. We make advances to certain vendors for the purchase of material and equipment. The advances to suppliers are interest-free and unsecured.

Inventory. Inventory is valued at the lower of cost (determined on a weighted average basis) or market. We compare the cost of inventories with their market value. An allowance is made to write down inventories to their market value, if lower.

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

Revenue Recognition. The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480). Company recognizes revenue on its sales to two major local customers when acceptance is received and for other customers on shipment when the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.

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

Currency Hedging. From time to time, we may enter into forward exchange agreements with the Bank of China, whereby we agree to sell U.S. dollars to the Bank of China at certain rates. At June 30, 2011, we had no outstanding forward exchange contracts.

Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

Results of Operations

Three Months Ended June 30, 2011, Compared to the Three Months Ended June 30, 2010

			$	%
	2011	2010	Change	Change
Revenue	$45,127,684	$34,450,687	$10,676,997	31.0
Cost of revenue	31,978,784	24,569,034	7,409,750	30.2
Gross profit	13,148,900	9,881,653	3,267,247	33.1
Selling, general and administrative expenses	3,946,476	2,910,079	1,036,397	35.6
Interest and financing costs, net	46,165	219,384	(173,219)	(79.0)
Other income (expense), net (including subsidy)	(35,509)	22,824	(58,333)	255.6
Foreign exchange transaction loss	(150,732)	(92,676)	(58,056)	62.6
Income tax expense	1,715,817	1,100,566	615,251	55.9
Net income	$7,346,531	$6,020,540	$1,325,991	22.0

Revenues

Our revenue for three months ended June 30, 2011, was $45.1 million, an increase of $10.7 million or 31.0% from $34.5 million for the three months ended June 30, 2010. The increase in revenues was a result of our expansion of sales in the China domestic market and increasing our market share in the Middle East and Africa markets. The average selling prices of our products increased 12.2% in the second quarter of 2011 compared to the average selling prices in the same period of 2010, which conforms to our strategy of maintaining healthy profit margins across our product lines. We increased our China domestic market sales to $29.2 million in the three months ended June 30, 2011, from $11.4 million in the same period of 2010, a 156.4% increase. Our products currently are available in more than 3,000 stores as of June 2011. Our customers include SuNing, who together with its wholly-owned subsidiary Song Qiao, is a prominent national electric appliance retail chain in China with more than 1,000 stores, under a private label arrangement, and Gome, another prominent national electronic appliance retail chain in China with approximately 1,400 stores. We also added retail locations in other channels such as regional electric appliance retailers, wholesalers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. These results are in line with management’s plan to capture the fast growing China domestic small appliance market.

Our sales in South America were $4.3 million for the three months ended June 30, 2011, a $2.6 million or 37.6% decrease over the same period of 2010. Our sales in Asia were $2.5 million for the three months ended June 30, 2011, a $3.1 million or 55.1% decrease over the same period of 2010. Our sales in Europe were $2.2 million for the three months ended June 30, 2011, a $2.5 million or 53.0% decrease over the same period of 2010. The decrease in sales in South America, Asia and Europe were largely due to our changing marketing strategy. Specifically, we have reduced the amount of promotion and sales of products that carry low profit margins in these areas. These low profit margins are attributable to our inability to offset the increasing labor costs in China and the appreciation of the Chinese Yuan with higher prices in these areas.

Our sales in the Middle East were $5.1 million for the three months ended June 30, 2011, a $0.8 million or 17.8% increase over the same period of 2010. Our sales in the Africa were $0.44 million for the three months ended June 30, 2011, a $0.1 million or 1.9% increase over the same period of 2010. Our sales gains in Africa and the Middle East were largely due to the recognized quality of our products in these markets and our reputation for timely delivery. This enabled us to retain long-term cooperation with customers as well as to introduce new products to customers, helping us to gain market share in these areas following the financial crisis. Our sales in the U.S. were $1.3 million for the three months ended June 30, 2011, a $0.3 million or 28.5% increase over the same period of 2010, as we have, from time to time, turned away orders that may not meet our profit margin requirements. The economic recovery in the U.S. has been slower than anticipated and our U.S. customers placed orders, as expected, consistent with the slow recovery. During the three months ended June 30, 2011, the slight increase of sales in North America compared with the same period of 2010 were attributable to a new customer, a leading franchiser in the U.S., to whom we started shipments in April 2011. We expect our U.S. revenues to recover during 2011 as the economic recovery progresses and we continue to engage new large U.S. customers that meet our profit margin requirements.

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

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2011, was $31.98 million, an increase of $7.4 million or 30.2% from $24.6 million for the same period of 2010. The increased cost of revenue in 2011 was due to the increase in sales. Our cost of revenue as a percentage of revenue remained constant at about 71% for the same period of both years.

Gross Profit

Our gross margin increased slightly to 29.1% for the three months ended June 30, 2011, compared to 28.7% for the same period of 2010. Our gross margin is higher in the China domestic market compared to the export market because products generally sell at much higher prices at retail and wholesale in China. We continue to improve our manufacturing efficiency through in-house production of motors and other primary components of our products, thereby benefiting further from economies of scale.

Operating Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011, were $3.9 million, an increase of $1.0 million or 35.6% from $2.9 million for the same period of 2010. Selling expenses for the three months ended June 30, 2011, increased by 60.0% or $1.1 million in comparison to the same period of 2010 due to our significant increase in sales. Associated selling costs include advertising to expand the market, increase brand awareness and generate the significant increase in sales. These expenses caused our promotion expense to increase $0.2 million or 1170%, compared to the same period of 2010. Our direct advertising costs remained minimal during the second quarter of 2011, as expected, because we hire factory representatives and in-store promoters to promote our products directly to consumers at retail locations. We believe this direct in-store promotion approach is a standard practice in the small household appliances industry and highly effective in marketing to consumers in the unique Chinese retail environment as compared to traditional mass media advertising channels, which would require us to incur significant television and other mass media advertising expense without knowing to whom these advertisements were targeted. According to a survey in the 2010 China Small Electronics Market Research Report, approximately 60% of Chinese consumers surveyed purchased small household appliances after being introduced to the product by in-store promoters. Our in-store promoters market our products exclusively and directly to in-store customer traffic. We anticipate having approximately 1,000 in-store promoters hired directly by us or through third party distributors by the end of 2011. The salary to these promoters increased $0.3 million or 94%, compared to the same period of 2010.  As a result of increased sales, freight and related dock charges increased $0.2 million or 14% and $0.2 million or 558%, compared to the three months ended June 30, 2010. General and administrative expenses for the three months ended June 30, 2011, decreased by 5.1% or $55,562 in comparison to the 2010 period due to the decrease in research and development cost of $0.3 million. Nonetheless, our depreciation and amortization expense increased $0.2 million due to the purchase of new equipment and new land use rights.

Interest and Financing Costs, net

Interest and financing costs, net, for the three months ended June 30, 2011, was a net gain of $46,165, a decrease of $173,219 or 79.0% from a net gain of $219,384 for the same period of 2010. The change was principally due to interest income decreasing from $239,139 in the 2010 period to $46,165 in the 2011 period as our cash position decreased due to the expansion of our production capacity and working capital needs.

Other Income (Expense), net

Other expense for the three months ended June 30, 2011, was $35,509 compared to a $22,824 other income for the 2010 period, a decrease of income of $58,333. The decrease is due mainly to bank charges of $45,369 in the three months ended June 30, 2011.

Foreign Exchange Transaction Gain (Loss)

Foreign exchange transaction loss for three months ended June 30, 2011, was $150,732 compared to foreign exchange transaction loss of $92,676 for the same period of 2010, an increase of $58,056. The change was principally due to fluctuations in the foreign exchange rate.

Six Months Ended June 30, 2011, Compared to the Six Months Ended June 30, 2010:

	Six Months Ended June 30,		$	%
	2011	2010	Change	Change
Revenue	$79,803,830	$58,353,144	$21,450,686	36.8
Cost of revenue	56,697,985	41,593,643	15,104,342	36.3
Gross profit	23,105,845	16,759,501	6,346,344	37.9
Selling, general and administrative expenses	7,804,539	5,013,109	2,791,430	55.7
Interest and financing costs, net	108,700	281,599	(172,899)	(61.4)
Other income (including subsidy), net	925,425	8,223	917,202	11154.1
Foreign exchange transaction loss	(266,855)	(125,810)	(141,045)	(112.1)
Income tax expense	2,928,099	1,852,841	1,075,258	58.0
Net income	13,140,477	10,057,563	3,082,914	30.7

Revenues

Our revenue for the six months ended June 30, 2011, was $79.8 million, an increase of $21.5 million or 36.8% from $58.4 million for the six months ended June 30, 2010. The increase in revenues was a result of our aggressive sales expansion in the China domestic market and increasing our market share in the Middle East and Africa markets. The average selling prices of our products increased 8.1% in the six months ended June 30, 2011 compared to the average selling prices in the same period of 2010, which conforms to our strategy of maintaining healthy profit margins across our product lines. We increased our China domestic market sales to $44.6 million in the six months ended June 30, 2011, from $17.8 million in the same period of 2010, a 150.9% increase. Our products currently are available in more than 3,000 stores as of June 2011. Our customers include SuNing, who together with its wholly owned subsidiary Song Qiao, is a prominent national electric appliance retail chain in China with more than 1,000 stores, under a private label arrangement, and Gome, another prominent national electronic appliance retail chain in China with approximately 1,400 stores. We also added retail locations in other channels such as regional electric appliance retailers, wholesalers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. These results are in line with management’s plan to capture the fast growing China domestic small appliance market.

Our sales in South America were $9.5 million for the six months ended June 30, 2011, a $1.9 million or 16.7% decrease over the same period of 2010. Our sales in Asia were $8.3 million for the six months ended June 30, 2011, a $1.7 million or 17.2% decrease over the same period of 2010. Our sales in Europe were $4.9 million for the six months ended June 30, 2011, a $2.4 million or 32.3% decrease over the same period of 2010. The decrease in sales in South America, Asia and Europe were largely due to our changing marketing strategy. Specifically, we have reduced the amount of promotion and sales of products that carry low profit margins in these areas. These low profit margins are attributable to our inability to offset the increasing labor costs in China and the appreciation of the Chinese Yuan with higher prices in these areas.

Our sales in the Middle East were $8.3 million for the six months ended June 30, 2011, a $1.7 million or 25.2% increase over the same period of 2010. Our sales in Africa were $0.66 million for the six months ended June 30, 2011, a $0.06 million or 11.4% increase over the same period of 2010. Our sales gains in Africa and the Middle East were largely due to the recognized quality of our products in these markets and our reputation for timely delivery. This enabled us to retain long-term cooperation with customers as well as introduce new products to customers, helping us to gain market share in these areas following the financial crisis. Our sales in the U.S. were $3.5 million for the six months ended June 30, 2011, a $1.1 million or 24.2% decrease over the same period of 2010. We commenced sales to a new customer from April 2011, who is a leading franchiser in the U.S. However, the six months sales of 2011 were still lower than the same period of 2010 due to the slow recovery of the US economy. We expect the market in North America will expand gradually and our U.S. revenues to grow during 2011 with economic recovery as we continue to engage new large U.S. customers to meet our profit margin requirements.

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

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2011, increased by $15.1 million or 36.3% from $41.6 million for the six months ended June 30, 2010, to $56.7 million for the six months ended June 30, 2011.  The increased cost of revenue in 2011 was due to the increase in sales. Our cost of revenue as a percentage of revenue remained constant at about 71% for the same period of both years.

Gross Profit

Our gross margin for the six months ended June 30, 2011, was 29.0% compared to 28.7% for the same period in 2010. The increase in gross margin for the six months ended June 30, 2011, compared to the same period in 2010, was due to increased sales in the China domestic market, which has higher margins of 34%. Our gross margin is substantially higher in the China domestic market because of the lower household penetration of small household products and trends of emerging wealth. In addition, our higher manufacturing efficiency as a result of higher revenue volume contributed to the increase in gross margin.

Operating Expenses

Selling, general and administrative expenses for the six months ended June 30, 2011, were $7.8 million, an increase of $2.8 million or 55.7% from $5.0 million for the same period of 2010. Selling expenses for the six months ended June 30, 2011, increased by 70.2% or $2.3 million in comparison to the same period of 2010 due to our significant increase in sales. Associated selling costs include advertising to expand the market, increase brand awareness and generate the significant increase in sales, which caused the promotion expense to increase $0.5 million or 2358%, compared to the same period of 2010. Our direct advertising costs remained minimal during the six months ended June 30, 2011, as expected, because we hire factory representatives and in-store promoters to promote our products directly to consumers at retail locations. We believe this direct in-store promotion approach is a standard practice in the small household appliances industry and highly effective in marketing to consumers in the unique Chinese retail environment as compared to traditional mass media advertising channels, which would require us to incur significant television and other mass media advertising expense without knowing to whom these advertisements were targeted. According to a survey in the 2010 China Small Electronics Market Research Report, approximately 60% of Chinese consumers surveyed purchased small household appliances after being introduced to the product by in-store promoters. Our in-store promoters market our products exclusively and directly to in-store customer traffic. We anticipate having approximately 1,000 in-store promoters hired directly by us or through third party distributors by the end of 2011. The salary to these promoters increased $0.6 million or 118%, compared to the same period of 2010. As a result of increased sales, freight and related dock charges increased $0.6 million or 30% and $0.3 million or 109%, compared to the six months ended June 30, 2010. General and administrative expenses for the six months ended June 30, 2011, increased by 28.9% or $0.5 million in comparison to the 2010 period mainly due to an increase in depreciation and amortization expense of $0.4 million due to purchase new equipment and new land use right.

Interest and Financing Costs, net

Interest and financing costs, net, for the six months ended June 30, 2011, was a net gain of $108,700, a decrease of $172,899 or 61.4% from a net gain of $281,599 for the same period of 2010. The change is due principally to interest income decreasing from $331,060 in the 2010 period to $108,700 in the 2011 period as our cash position decreased due to the expansion of our production capacity and working capital needs.

Other Income, net

Other income for the six months ended June 30, 2011, was $925,425 compared to $8,223 for the 2010 period, an increase of $917,202. The increase is due mainly to a grant of $1,007,192 received in the six months ended June 30, 2011, from the PRC government in recognition of our promoting the local economy and our expansion into overseas markets.

Foreign Exchange Transaction Gain (Loss)

Foreign exchange transaction loss for six months ended June 30, 2011, was $266,855 compared to foreign exchange transaction loss of $125,810 for the same period of 2010, an increase of $141,045. The change was principally due to fluctuations in the foreign exchange rate.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six and three months ended June 30, 2011, that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Cash Flows

As of June 30, 2011, we had $22.3 million in cash and equivalents on hand. Our principal demands for liquidity are to increase sales in China, add capacity, purchase inventory and for sales distribution and general corporate purposes. We anticipate that the amount of cash we have on hand, as well as the cash that we will generate from operations, will satisfy these requirements.

Other current assets were $100.9 million and current liabilities were $34.5 million. Working capital was $88.7 million. The current ratio was 3.6:1 at June 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011, and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$(8,281,158)	$(5,592)
Investing activities	(2,316,982)	(4,860,283)
Financing activities	(1,679,978)	(314,423)

Net cash flows used in operating activities for the six months ended June 30, 2011, was $8.3 million compared to cash used in operating activities of $5,592 for the same period of 2010. The cash outflows from operating activities was attributed principally to increased inventory, payments for accounts payables, tax payable and bank acceptance outstanding, despite an increase in our net income, a decreased accounts receivable outstanding and advances to suppliers. The increase in inventory is within our expectations as we anticipate continued sales increase in the China domestic market.

Net cash flows used in investing activities for the six months ended June 30, 2011, was $2.3 million compared to net cash used of $4.9 million for the same period of 2010, which was mainly used for increase in the restricted cash of $5.17 million, payment for construction in progress of $2.37 million for our new building and workshop and purchase of property and equipment for $0.89 million, partially offset by the refund of a deposit for land use rights.

Net cash flows used in financing activities for the six months ended June 30, 2011, was $1.7 million compared to net cash used of $0.3 million for the same period of 2010, which was mainly due to $1.68 million dividend distribution to shareholders, while there was $320,000 payment on offering cost and $6.9 million purchase of treasury stock in the same period of 2010, partially offset by $7.0 million of proceeds from the exercise of warrants.

We sell our products in the China domestic market through a broad range of distribution outlets including regional and national wholesalers and third party distributors. Our standard terms for account receivables from several large and established China domestic retailers is 180 days from the close of the billing cycle, which is 30 – 45 days after products are delivered. The term for account receivables from other domestic customers is 30 – 90 days from the close of the billing cycle. These terms are customary for large and established retailers in China. Historically, we have not experienced late payments or bad debts under such terms from these select retailers. We sell our products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. Our export sales-related account receivables typically are less than three months, depending on customer shipment schedules. Historically, we have not experienced significant bad debts from export sales. For the six months ended June 30, 2011, we had accounts receivable turnover of 3.04 on an annualized basis, with sales outstanding of 121 days. For the same period of 2010, we had accounts receivable turnover of 5.84 on an annualized basis, with sales outstanding of 63 days. The lower accounts receivable turnover and higher days outstanding in the six months ended in June 30, 2011, compared to the same period of 2010 was due to our rapid growth in sales in the China domestic market, which have much longer account receivable schedules than in the export markets. As we continue to focus on our expansion in the China domestic markets, our sales in the China domestic market may represent a larger percentage of our total revenue. We anticipate that our account receivables will remain in line with standard industry practice relating to account receivable schedules in China, which could be up to seven months.

Pending Litigation

On March 28, 2011, the Company filed suit in the Supreme Court of the State of New York against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others alleging the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for the Company’s common stock. The Company is claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by defendants in connection with the alleged market manipulation scheme. The Company has served document subpoenas on various non-parties to the suit to obtain information for the identification of “Alfred Little” and other persons responsible for the false and defamatory statements published by SeekingAlpha.com. In addition, defendant SeekingAlpha.com has filed a motion to dismiss the Company’s claim against it, and the Company has opposed that motion.

On April 29, 2011, in what appears to be a part of this attempted short seller-driven share manipulation, a purported securities class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California. This complaint is based expressly upon the false and defamatory reports concerning the Company that were authored by the fictitious character “Alfred Little” and published by Seeking Alpha Ltd., the defendants in the Company’s lawsuit. The complaint has not been certified as a class action by the court in California. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of the Company’s common stock during the class period. A consolidated amended complaint will be filed after the court rules on pending motions for the appointment of a lead plaintiff. The Company will respond in due course to any amended consolidated complaint, which the Company anticipates will largely reiterate the allegations of the current complaint. The Company strongly denies these allegations. The Company believes this lawsuit is frivolous and without merit and will contest it vigorously. The Company plans to pursue all legal remedies available to it if the operative complaint is not withdrawn in its entirety. The outcome of this litigation is currently uncertain. The Company has not recorded any liability for this litigation. The Company maintains directors and officers liability insurance, which provides the protection of certain insurance coverage for both the Company and its officers and directors.

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

Our Annual Report on Form 10-K for the year ended December 31, 2010, contains information about our exposure to market risks under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” There has been no material change in our exposure to market risks during the three months ended June 30, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We also accumulate and communicate this information to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2011. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date because management had not completed remediation of the material weaknesses in our internal control over financial reporting identified during the fourth quarter of 2010, as described below and discussed in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

As of June 30, 2011, we are in the process of remediating the following material weaknesses identified by management in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The material weaknesses identified during management’s assessment as of December 31, 2010, were: (i) ineffective documentation and testing of information technology (“IT”) related controls over financial reporting; and (ii) a lack of technical accounting expertise among our financial staff regarding the requirements of the PCAOB Accounting Standard No. 5 and Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the assessment of internal control over financial reporting. In light of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting.

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

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2011, we filed suit in the Supreme Court of the State of New York, captioned Deer Consumer Products, Inc. v. Alfred Little, et al., Index No. 650823/2011, against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others. Our claims in this action allege the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for our common stock. We are claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by defendants in connection with the alleged market manipulation scheme. We have served document subpoenas on various non-parties to the suit to obtain information for the identification of “Alfred Little” and other persons responsible for the false and defamatory statements published by SeekingAlpha.com. In addition, defendant SeekingAlpha.com has filed a motion to dismiss our claim against it, and we have opposed that motion.

On April 29, 2011, a purported securities class action lawsuit on behalf of the purchasers of our common stock between March 31, 2009, and March 21, 2011, James Rose v. Deer Consumer Products, Inc. et al, was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California. The court has not yet certified the class action status. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as, in the case of the individual defendants, the Section 20(a) control person provisions of the Exchange Act. The factual assertions in the complaint, based expressly on the published statements at issue in the Alfred Little suit described above, consist primarily of allegations that the defendants made materially false or misleading public statements concerning our financial condition in fiscal years 2010 and 2009 and our acquisition of Winder in 2008. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of our common stock during the class period. A consolidated amended complaint will be filed after the court rules on pending motions for the appointment of a lead plaintiff. We will respond in due course to any amended consolidated complaint, which we anticipate will largely reiterate the allegations of the current complaint. We strongly deny these allegations. We believe this lawsuit is frivolous and without merit and will contest it vigorously. We plan to pursue all legal remedies available to us if the operative complaint is not withdrawn in its entirety.

We maintain directors and officers liability insurance, which provides the protection of certain insurance coverage for both the company and our officers and directors. We can provide no assurance as to the outcome of these cases. Regardless of the outcomes, such litigation may require significant attention and resources of management.

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business. There have been no material changes to the risk factors described previously in that Annual Report other than the risk factor discussed in our Quarterly Report on Form 10Q for the period ended March 31, 2011.

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

DEER CONSUMER PRODUCTS, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1 †	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

† Filed herewith
‡ Furnished herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.