Form 10-K/A
period 2010-12-31
Deer Consumer Products, Inc.
filed 2011-09-20
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
(Amendment No .1)

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

We continue to target the China domestic market by expanding our production and manufacturing facilities. We incorporated two new subsidiaries of Winder, Deer Technology (AnHui) Co., Ltd. (“Deer Technology”) and Anlin Technology (AnHui) Co., Ltd. (“Anlin Technology”), on April 30, 2010, for the purpose of establishing a new factory located in the Wuhu area of AnHui Province in central China. Wuhu is located on the banks of the Yangtze River within hours from Shanghai and Nanjing, which are some of China’s most populous and economically developed regions. This central location will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and distribution center will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market. We plan to complete the construction of fencing, sewage system, water pipes, gas and utilities, the factory’s main entrance and leveling the land during the remainder of 2011. The Company plans to complete the construction of certain workshops and the warehouse in 2012, which are estimated to be about 1 million square feet. The pace of construction will be determined by the pace of the Company’s China domestic market expansion. While our current factory located in Yangjiang, Guangdong province in south China does not operate a full capacity, we plan to use these facilities primarily for fulfilling export orders whereas we anticipate using our new facilities in Anhui to fulfill China domestic orders. These two facilities are about 1,000 miles apart and management anticipates needing the additional capacity at the new facilities in AnHui over the next few years. This additional capacity will be brought on line incrementally in accordance with the Company’s domestic expansion strategy.

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

Products

We are a U.S. holding company with no material assets other than the stock of our wholly owned subsidiaries, including our operating subsidiary Winder, which manufactures our small home and kitchen electric appliances for the consumer market in China and for export markets. Our largest selling products are blenders and juice extractors, which accounted for 49% and 22%, respectively, of our revenues in 2010, 51% and 21%, respectively, of our revenues in 2009, and 70% and 22%, respectively, of our revenues in 2008. Our other products include soy milk makers, food processors, popcorn makers, meat grinders, coffee machines and hot water kettles. We also plan to expand our product line into other growing appliance segments specific to different regions, such as humidifiers and dehumidifiers, which we introduced in 2010. Over the last nine years, our product portfolio has included over 250 different product varieties.

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

Industry Overview

Chinese manufacturers of small household electric appliances sell their products to global consumer products companies with access to consumers living in the U.S., Europe and growing export markets, such as South America, Asia and the Middle East. Small electric appliances are classified into three sectors: (i) kitchen, which includes blenders, juicers, microwave ovens, coffee makers and rice cookers; (ii) living, which includes electric fans, humidifiers, electric heaters, vacuums; and (iii) personal care, which includes hairdryers, electric shavers and massagers. Our products primarily fall into the kitchen sector. According to Bloomfield Consulting, average gross profit margins for small household electric appliances are approximately 30%, which are higher than that of traditional home appliances such as televisions and air conditioners, which generally have gross margins of less than 10%.

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

China Domestic Market

Compared to the global small household electric appliances market, which experienced an overall decrease in sales in 2009, the China domestic market for small household electronic appliances has been increasing steadily, with 398 million units sold in 2009, an increase of 12.1% over 2008. Sales of small household electric appliances in the China domestic market reached $17.23 billion in 2009, an increase of 6.6% from 2008, according to CCID Consulting. Of the small household electric appliance sales, kitchen products account for approximately 76% of consumption. The kitchen sector is the largest and fastest growing segment of the small household electric appliance market in China, representing $13.12 billion in sales and 5.8% growth in 2009. According to the China Household Electrical Appliances Association, the average household in China owns less than 10 small electric appliances, which is far less than the average household in a developed country with almost 40 electric appliances, highlighting the vast potential of the market in China. The expansion of the China domestic market is due, in part, to the country’s rapid economic growth. According to the National Bureau of Statistics of China, China’s real gross domestic product, or GDP, was 10.3% in 2010, and has grown an average of 10.1% annually since 2006. China has a large population, including a rapidly expanding middle class and younger, urban consumer bases, which offers a large pool of potential consumers. China’s market population of middle class and affluent consumers is projected to grow to more than 400 million by 2020 from 150 million, according to the Boston Consulting Group. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle class consumer base. We continue to target this growing China domestic market, and have increased our sales to the China domestic market significantly over the past three years.

Production

We operate 13 tooling houses, 291 injection-molding machines, 27 production lines and possess an estimated annual production capacity of 14 million units. We anticipate expanding our production and manufacturing capabilities by building a new factory in the Wuhu area of central China, which will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and distribution center will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market. We plan to complete the construction of fencing, sewage system, water pipes, gas and utilities, the factory’s main entrance and leveling the land during the remainder of 2011. The Company plans to complete the construction of certain workshops and the warehouse in 2012, which are estimated to be about 1 million square feet. The pace of construction will be determined by the pace of the Company’s China domestic market expansion. While our current factory located in Yangjiang, Guangdong province in south China does not operate a full capacity, we plan to use these facilities primarily for fulfilling export orders whereas we anticipate using our new facilities in Anhui to fulfill China domestic orders. These two facilities are about 1,000 miles apart and management anticipates needing the additional capacity at the new facilities in AnHui over the next few years. This additional capacity will be brought on line incrementally in accordance with the Company’s domestic expansion strategy.

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

Sales and Marketing

During 2010, we increased sales and distribution of our Deer brand (德尔) products to the China domestic market by establishing a direct sales channel presence at domestic retail stores across China, such as Gome, SuNing and Rainbow Department Stores. The presence of our products on the shelves of these large and well-known nationwide retailers provided our products with a high degree of visibility throughout China. We also hire in-store promoters to directly introduce our products to in-store customer traffic. In addition, we increased our direct advertising in subways, taxi stations, building elevators and industry magazines in highly populated cities of China, including Beijing and Guangzhou, and renovated our showroom in Shenzhen, which displays a wide variety of our products.

After the global financial crisis in 2010 the Company experienced a decrease in customer orders from North America. As a result, the Company continued its marketing program to increase sales and distribution of products in emerging markets, such as South America, Asia, Africa and the Middle East. The Company’s sales personnel marketed the Company’s products through various channels including participating in exhibitions such as at the Canton Fair, the largest import and export trade fair in China and a leading venue for Chinese exporters to exhibit and sell their goods to the international markets. The Canton Fair is one of the significant sources of export oriented new business for the Company each year. The Company also maintains regular contacts with current and new international customers to solicit repeat orders and obtain new orders.

As of December 31, 2010, our sales and marketing department consisted of 150 employees dedicated primarily to increasing our brand awareness among the Chinese consumer. Our sales and marketing department consisted of 98 full-time employees at both December 31, 2009, and December 31, 2008. From time to time, the Company has also hired part-time marketing personnel to help market the Company’s products at trade shows and third-party sales agents who introduce new customers to the Company. The target customer in the China domestic market is a middle class urban consumer whose socio-economic conditions are improving along with China’s growing GDP and whose disposable income is improving in-line with the quality of life. The sales team plans to achieve greater brand awareness by expanding our product distribution across the major regions of China and by establishing new sales channels with local and national distributors and retailers, including establishing a direct channel presence at retail locations. Our products currently are available in approximately 3,000 store locations in China.

All of these marketing efforts resulted in an increase in the Company’s sales through traditional and non-traditional channels.  Our sales through traditional channels, including retail stores such as Gome and SuNing, expanded to $58,734,807 in 2010 from $11,450,788 in 2009. In addition, our sales through non-traditional channels, such as hospitality, restaurant and commercial channels, increased to $18,162,298 in 2010 from $2,928,336 in 2009. We provide heavy-duty commercial blenders and juicers to bars, hotels, restaurants and coffee houses for preparing drink concoctions and smoothies. In addition, we also provide small appliances such as hot water kettles for use in hotel guest rooms. Major appliance retailers have used our products as a complimentary gift for customers who buy large ticket items. China’s postal offices offer reward point systems that allow their customers to redeem their points for our products. We will continue to expand in these sales channels in 2011.

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

Customers

We sell our products in the export market to consumer product companies who in turn offer products worldwide under numerous high-quality brand names such as Black & Decker®, Disney and Betty Crocker Kitchens. In the China domestic market, we sell our products to retail stores through agents acting as intermediaries and distributors. Our two largest customers, Song Qiao, a wholly owned subsidiary of SuNing, and Gome, accounted for 14% and 10% of our revenues in 2010 . Our other top customers in 2010 included: SuNing, Focus Electric, Lidehaisi, Sattar, Rainbow Department Store (天虹商场), Shen Zhen Chu TianLong, Sanwai and Taggo.

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

Intellectual Property

We and our subsidiaries have historically licensed the right to use patents from various parties, including from our Chairman and Chief Executive Officer, Ying He, his brother, Famin He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. In December 2008, we entered into transfer agreements that intended to transfer the ownership of patents and trademarks used by us from Messrs. He and He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd., to Winder. Winder has entered into a supplemental agreement to these transfer agreements to clarify that Winder has a license to use the patents and trademarks which will continue on a perpetual, exclusive, world-wide and royalty-free basis, and which may not be cancelled by the licensor or grantor until the registration of the ownership transfers of the patents and trademarks becomes effective. Because the Company has been relying on this license, which is sufficient to grant all rights necessary for the Company to conduct its operations, it has not taken any steps to register the transfer of the above mentioned patents and trademarks, nor does it intend to do so.

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

General

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

Business License

A company that conducts business in the PRC must have a business license that prescribes a scope of business to be conducted. Our business licenses cover our present business to manufacture small home and kitchen electric appliances for sales overseas and domestically.  If we were to expand our business beyond the scope of our business licenses, we would be required to apply for and receive approval from the PRC government.

Consumer Product Regulations

In order to produce small home and kitchen electric appliances, we must obtain China Compulsory Product Certification, or CCC authentication, for all our products. CCC authentication is a product conformity assessment system that is executed by the Chinese government based on the WTO agreement and the international prevailing rules, with the purpose to protect consumers, personal and animal life safety, protect the environment and national security. The CCC products must be tested and can be exported, imported and sold only after they pass the tests. All of our products have CCC authentications.

Export Laws and Regulations

We are subject to various governmental regulations related to exportation. The major export regulations applicable to us include the Customs Law of the PRC and the Regulation of the PRC on the Administration of The Import and Export of Goods.

These laws and regulations set out standards and requirements for various aspects of export and import of goods, custom registration, sanitary registration and inspection. Failure to comply with these laws and regulations may result in confiscation of our products and proceeds from the sales of non-compliant products, order for correction, fines, revocation of licenses, and, in extreme cases, criminal liability.  We believe we are in material compliance with all applicable laws and regulations related to the export of our products.

Environmental Regulations

We are subject to the national environmental regulations of the PRC as well as local laws regarding pollutant discharge, air, water and noise pollution, including the Environmental Protection Law of the PRC, the Environmental Impact Appraisal Law of the PRC, the Law of the PRC on the Prevention and Control of Water Pollution, the Law of the PRC on Prevention and Control of Environmental Pollution Caused by Solid Waste, the Law of the PRC on Prevention and Control of Air Pollution and the Law of the PRC on Prevention and Control of Environmental Noise Pollution. The Environmental Protection Law of the PRC sets out the legal framework for environmental protection in the PRC. The Ministry of Environmental Protection of the PRC, or the MEP, is primarily responsible for the supervision and administration of environmental protection work nationwide and formulating national waste discharge limits and standards. Local environmental protection authorities at the county level and above are responsible for environmental protection in their jurisdictions. Companies that discharge contaminants must report and register with the MEP or the relevant local environmental protection authorities. Companies discharging contaminants in excess of the discharge limits prescribed by the central or local authorities must pay discharge fees for the excess in accordance with applicable regulations and are also responsible for the treatment of the excessive discharge. Companies that directly or indirectly discharge industrial wastewater into the water or are required by law to obtain the pollutant discharge permit before discharging wastewater or sewage shall also obtain the pollutant discharge permit.

We currently do not incur any material costs in connection with our compliance with the applicable PRC environmental laws as our manufacturing processes generate minimal discharge and we recycle and reuse much of our manufacturing waste materials. Furthermore, the cost of maintaining compliance has not, and we believe, in the future, will not, have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Labor Regulations

In June 2007, the National People’s Congress of the PRC enacted the Labor Contract Law (“LCL”), which became effective on January 1, 2008. To clarify certain details in connection with the implementation of the LCL, the State Council promulgated the Implementing Rules for the LCL, or the Implementing Rules, on September 18, 2008 which came into effect immediately. The LCL provides various rules regarding employment contracts that will likely have a substantial impact on employment practices in China. The LCL imposes severe penalties on employers that fail to timely enter into employment contracts with employees. The employer is required to pay a double salary to the employee if it does not enter into a written contract with the employee within one month of the employment, and a non-fixed-term contract is assumed if a written contract is not executed after one year of the employment. Additionally, the LCL sets a limit of two fixed-term contracts regardless of the length of each term, after which the contract must be renewed on a non-fixed-term basis should the parties agree to a further renewal unless otherwise required by the respective employee. This requirement curtails the common practice of continuously renewing short-term employment contracts. The Implementing Rules appear to further tighten this rule by suggesting that an employee has the right to demand a non-fixed-term contract upon the completion of the second fixed term regardless of whether the employer agrees to a contract renewal. A non-fixed-term contract does not have a termination date and it is generally difficult to terminate such a contract because termination must be based on limited statutory grounds. The employer can no longer supplement such statutory grounds through an agreement with the employee. In addition, the LCL requires the payment of statutory severance upon the termination of an employment contract in most circumstances, including the expiration of a fixed-term employment contract.

Under the LCL, employers can only impose a post-termination non-competition provision on employees who have access to their confidential information for a maximum period of two years. If an employer intends to maintain the enforceability of a post-termination non-competition provision, the employer has to pay the employee compensation on a monthly basis post-termination of the employment. Under the LCL, a “mass layoff” is defined as termination of more than 20 employees or more than 10% of the workforce. The LCL expands the circumstances under which a mass layoff can be conducted, such as when a company undertakes a restructuring pursuant to the PRC Enterprise Bankruptcy Law, suffers serious difficulties in business operations, changes its line of business, performs significant technology improvements, changes operating methods, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract impractical. The employer must follow specific procedures in conducting a mass layoff. There is little guidance on what penalties an employer will suffer if it fails to follow the procedural requirements in conducting the mass layoff. Finally, the LCL requires that the employer discuss the company’s internal rules and regulations that directly affect the employees’ material interests (such as employees’ salary, work hours, leave, benefits, and training, etc.) with all employees or employee representative assemblies and consult with the trade union or employee representatives on such matters before making a final decision.

All of our employees based exclusively within the PRC are covered by the new laws. As there has been little guidance and precedents as to how the LCL and its Implementing Rules shall be enforced by the relevant PRC authorities, there remains uncertainty as to their potential impact on our business and results of operations. The implementation of the LCL and its Implementing Rules may increase our operating expenses, in particular our personnel expenses and labor service expenses. The compensation and procedures required under the LCL may add substantial costs and cause logistical burdens to us. Prior to the new law such compensation was often structured as part of the employee’s salary during employment, and was not an additional compensation cost. In the event that we decide to terminate employees or otherwise change our employment or labor practices, the LCL and its Implementing Rules may also limit our ability to effect these changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations. In particular, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns such as the recent financial turmoil may be affected. In addition, during periods of economic decline when mass layoffs become more common, local regulations may tighten the procedures by, among other things, requiring the employer to obtain approval from the relevant local authority before conducting any mass layoff. Such regulations can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition. We believe we are in material compliance with all applicable laws and regulations related to our employees.

Regulation of Work Safety

On June 29, 2002, the Work Safety Law of the PRC was adopted by the Standing Committee of the 9th National People’s Congress and came into effect on November 1, 2002, as amended on August 27, 2009. The Work Safety Law provides general work safety requirements for entities engaging in manufacturing and business activities within the PRC. We believe we are in material compliance with all applicable laws and regulations related to work safety.

Foreign Currency Exchange

The principal regulation governing foreign exchange in the PRC is the Foreign Currency Administration Rules (IPPS), as amended. Under these rules, the Renminbi, the PRC’s currency, is freely convertible for trade and service related foreign exchange transactions (such as normal purchases and sales of goods and services from providers in foreign countries), but not for direct investment, loan or investment in securities outside of China unless the prior approval of the SAFE is obtained. Foreign Invested Enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” With such registration certificates, FIEs are allowed to open foreign currency accounts including a “current account” and “capital account.” Further, the currency conversion is classified as “current item” and “capital item” according to its nature. Currency conversion within the scope of the “current items,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE, but such transactions are subject to the consent of banks which are authorized by the SAFE to review “current items” currency transactions, and it is possible that such banks would not consent to our making such payments. However, conversion of currency under the “capital items,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

On October 21, 2005, SAFE issued a public notice named Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Return Investments via Overseas Special Purpose Vehicles, or the Circular 75, requiring PRC residents, including both legal persons and natural persons, to register with an appropriate local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. When a PRC resident contributes the assets or equity interests it holds in a PRC company into the offshore special purpose company, or engages in overseas financing after contributing such assets or equity interests into the offshore special purpose company, such PRC resident shall modify its SAFE registration in light of its interest in the offshore special purpose company and any change thereof. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, long-term equity investment or creation of any security interest. To further clarify the implementation of Circular 75, SAFE issued Circular 106 on May 29, 2007. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing in a timely manner of SAFE registrations by the offshore holding company’s shareholders who are PRC residents. If these shareholders fail to comply, the PRC subsidiaries can report to the local SAFE authorities to be exempted from liabilities. In the event of a failure to comply with the above SAFE registration requirements, the PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions.  We believe we are in material compliance with Circular 75 as the Company was permitted to distribute the profits of its PRC subsidiaries to its offshore parent company, and convert the same into USD, in connection with the payment of the Company’s first quarter dividend in 2010.  We believe we are in compliance with Circular 106.

On August 29, 2008, SAFE promulgated a notice, or Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency into Renminbi by restricting how the converted Renminbi may be used. Circular 142 requires that the registered capital of a foreign-invested enterprise settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested enterprise settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used for purposes within the foreign-invested enterprise’s approved business scope. Violations of Circular 142 will result in severe penalties, including substantial fines as set forth in the PRC Foreign Exchange Administration Regulations.  We believe we are in compliance with Circular 142.

Taxation

On March 16, 2007, the National People’s Congress approved and promulgated the Enterprise Income Tax (EIT) Law. The EIT Law took effect on January 1, 2008. Under the EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations. For the enterprises whose applicable tax rate was 24%, the tax rate was changed to 25% from January 1, 2008. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the EIT Law. While the EIT Law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government, whether FIEs or domestic companies. According to the EIT Law, entities, such as the Company, that qualify as high-technology especially supported by the PRC government are expected to benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. Nevertheless, there can be no assurances that the Company will continue to qualify as a high technology company supported by the PRC government in the future, and benefit from such preferential tax rate.

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

In accordance with the laws and regulations of the PRC, we are required to maintain various licenses and permits in order to operate our electrical appliance products manufacturing business. We must maintain a Business License, Certificate of Approval for Establishment for Enterprises with Foreign Investment in the PRC and Organization Code Certificates for each of our PRC operating subsidiaries, Winder, Anlin Technology and Deer Technology.  The Business License permits the Company to operate its electric appliance products manufacturing business and to sell its products domestically and internationally.  The Company’s PRC operating subsidiaries maintain up to date Business Licenses, Organizational Codes and Certificates of Approval for Establishment for Enterprises with Foreign Investment.  In addition, all of the Company’s products have up to date China Compulsory Product Certifications, or CCC Authentications, which certifications are required before the Company’s products may be sold. We are also required to comply with applicable hygiene and safety standards in relation to our production processes. Our production processes are subject to periodic inspections by the regulatory authorities for compliance with applicable regulations. While the Company intends to renew all licenses before expiration, the loss of or failure to renew such licenses and production permits, or sales licenses could result in the temporary or permanent suspension of some or all of our production or distribution operations and could adversely affect our revenues and profitability.

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

Winder has only a perpetual , exclusive, worldwide and royalty-free license to use the patents and trademarks used in its business.

We and our subsidiaries have historically licensed the right to use patents and trademarks from various parties, including from our Chairman and Chief Executive Officer, Ying He, his brother, Famin He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. In December 2008, we entered into transfer agreements that intended to transfer patents and trademarks used by us from Messrs. He and He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd., to Winder. Any transfer of the ownership of such patents and trademarks requires that the transfer agreements be registered with the State Intellectual Property Office of the PRC and the China Trademark Office under the State Administration of Industry and Commerce of the PRC, respectively. In the absence of such registration, the transfers would be ineffective under PRC law. To clarify the transfer and safeguard our right to use these patents and trademarks, Winder has entered into a supplemental agreement to such transfer agreements whereby the original intellectual property holders clarify that a transfer of ownership was intended and that Winder has a license to use the patents and trademarks  which will continue on a perpetual, exclusive, world-wide and royalty-free basis, and which may not be cancelled by the licensor or grantor until such time as the ownership of such patents and trademarks are effectively transferred to Winder. This license is set forth in a supplemental agreement entered into between the Company and the aforementioned licensors on November 19, 2009, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2009.  Because the Company has been relying on such license, which is sufficient to grant all rights necessary for the Company to conduct its operations, it has not taken any steps to register the transfer of the above mentioned patents and trademarks, nor does it intend to do so. However, if any of the licensors contests the supplemental agreement, our business may be adversely affected as Winder may have to litigate or arbitrate to retain such license rights.

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

After the Share Exchange, we became a holding company with no material assets other than the stock of our wholly owned subsidiaries. Accordingly, all our operations are conducted by our wholly owned subsidiaries in China: Winder, which is responsible for research, production and delivery of goods; Delta, which transferred its material former operations to Winder; and Deer Technology and Anlin Technology, which have yet to commence operations. Although we currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by us in their operations, we rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. China has currency and capital transfer regulations that require us to comply with complex regulations for the movement of capital. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We also are required to set aside at least 10% of our net income after taxes based on China’s accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. At December 31, 2010, the Company had set aside $6,127,639 for statutory reserve and $3,063,819 as development fund reserve. Statutory reserve is a mandatory reserve, after making up cumulative prior years’ losses, and to be reserved at least 10% of income after tax, until the reserve amounts to 50% of the Company’s registered capital.  Development fund is a discretionary surplus reserve; the Company allocates 5% of income after tax as development fund. The development fund is for enlarging its business and increasing capital.  At December 31, 2010, an additional $31,929,734 will be required for the Company’s Chinese subsidiaries to meet the requirement of 50% of registered capital.  These reserves are not distributable as cash dividends. Our subsidiaries also may be required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Accordingly, if our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

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

As a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. The Company’s operating subsidiary Winder, operates in the Yangjiang Hi-Tech Industry Development Zone, while Deer Technology and Anlin Technology operate in the Wuhu Hi-Tech Industry Development Zone. When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions. Since 2009, we have been granted a special tax rate of 15% for our efforts to automate production at our factory. The tax authority and government entities examine productivity per employee and other operating metrics to determine our eligibility for special tax treatment. Our current tax treatment lasts for three years, expiring on December 31, 2011, and can be renewed prior to expiration following a re-assessment of our efforts in automating production and determination of future eligibilities for special tax treatment. We would pay the common 25% corporate income tax rate instead of the special 15% corporate income tax rate if the special tax treatment is not renewed. Our current special tax may be renewed by filing an application for a renewal with the Tax Bureau of the Hi-Tech Industry Development Zone. Whether or not renewal is granted depends upon the Tax Bureau’s assessment of our efforts in automating production at our factory and our productivity per employee.  The Company has filed with the requisite application for renewal and expects to receive a response prior to the expiration of its current special tax rate.

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

On April 1, 2008, Deer International acquired 100% of the equity interest in Winder from 50HZ Electric Limited. While the Company believes that the April 2008 acquisition of Winder by Deer International did not require approval from the PRC Ministry of Commerce, or MOFCOM, the application and implementation of the Regulation on Mergers and Acquisition of Domestic Companies by Foreign Investors, or M&A Regulations, is unclear and subject to differing interpretations. The M&A Regulations have a particular provision which requires MOFCOM’s approval if a PRC domestic non-foreign-invested enterprise or natural person acquires an affiliated PRC company in the name of an offshore enterprise established or controlled by such enterprise or person. Ying He, our Chairman and Chief Executive Officer, his brother FaMin He and Bao Zhi Li, shareholders of the Company, simultaneously controlled Deer International and 50HZ Electric Limited at the time of Deer International’s acquisition of Winder from 50HZ Electric Limited.

The Company has obtained a legal opinion from its PRC counsel, GuangDong Tuo Jin Law Firm, stating that MOFCOM approval of the April 2008 acquisition of Winder by Deer International was not required. In addition, the transaction was approved by the Economic Development Bureau of Yangjiang High-tech Industry Development Zone. If it is subsequently determined that that approval of MOFCOM is required, the approval that 50HZ Electric Limited obtained from the Yangjiang Hi-Tech Zone may be deemed incomplete and the transferee, namely Deer International, may need to obtain further approval from MOFCOM.

MOFCOM could also invalidate the April 2008 acquisition of Winder by Deer International, in which case, we would have to find a way for Deer International to re-establish control of Winder’s business operations through a series of contractual arrangements rather than an outright purchase. We cannot assure you that any such contractual arrangements will be protected by PRC law or that Deer International can receive as complete or effective economic benefit and overall control of Winder than if Deer International had direct ownership of Winder. In addition, we cannot assure you that any such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Winder, our business and financial performance will be materially adversely affected.

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

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or “CSRC,” MOFCOM the State-Owned Assets Supervision and Administration Commission, or “SASAC”, the State Administration of Taxation, or “SAT”, the State Administration for Industry and Commerce, or “SAIC” and SAFE jointly promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Regulations, which became effective on September 8, 2006, and was amended on June 22, 2009. The M&A Regulations, among other things, have certain provisions that require offshore special purpose vehicles, or SPVs, formed or controlled for the purpose of overseas listing of interests of PRC domestic non-foreign-invested companies controlled by PRC domestic non-foreign invested companies or individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. We believe, based on the opinion of our PRC legal counsel, the GuangDong Tuo Jin Law Firm, that while the CSRC generally has jurisdiction over overseas listings of companies like us, CSRC’s approval is not required for the offerings of our securities because our current corporate structure was established before the new regulations became effective. However, there remains some uncertainty as to how these regulations will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that its approval is required for our public offerings, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our offerings into the PRC, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

In addition, Under Circular 10, captioned as “Regulation on Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective on September 6, 2006, an offshore special purpose vehicle, or SPV, formed for purposes of overseas listing of equity interests in China-based companies and controlled directly or indirectly by Chinese companies or individuals must obtain the approval of the CSRC prior to the listing of such SPV’s securities on an overseas stock exchange. Circular 10 also requires approval from MOFCOM for “round-trip” investment transactions in which a China-based company or a PRC resident, or Acquirer, using an offshore entity controlled by the Acquirer, acquires any PRC local company that is an affiliate of the Acquirer. Because Winder was a wholly foreign owned enterprise at the time of the acquisition by Deer International and prior to the effective date of Circular 10, the Company believes that it does need to initiate an application for retroactive recognition by the CSRC for its shares to be listed and traded on the NASDAQ Global Select Market.

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

PRC regulation of direct investment by offshore holding companies to PRC entities may delay or prevent us from transferring the net proceeds from future offerings to our PRC subsidiaries.

On August 29, 2008, State Administration of Foreign Exchange, or SAFE, promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into Renminbi by restricting how the converted Renminbi may be used. SAFE Circular 142 provides that the Renminbi capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC, unless specifically provided for otherwise in its business scope. In addition, SAFE strengthened its oversight of the flow and use of the Renminbi capital converted from foreign currency registered capital of a foreign-invested company. The use of such Renminbi capital may not be altered without SAFE approval, and such Renminbi capital may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used. If we raise any funds in the United States in the future, we expect that if we convert the net proceeds into Renminbi pursuant to SAFE Circular 142, our use of Renminbi funds will be for purposes within the approved business scope of our PRC subsidiaries. Such business scope permits our PRC subsidiaries to operate our electrical appliance products manufacturing business. However, if it is subsequently determined that our use of Renminbi funds are not within our approved business scope, or the applicable rules change, we may experience delays in transferring the proceeds from any future offerings to our PRC subsidiaries, which would adversely and materially affect our liquidity and ability to expand our business.

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

We operate in the PRC through our WFOE status initially approved by the local office of the PRC Ministry of Commerce (“MOFCOM’s Local Counterpart”). However, we cannot warrant that such approval procedures will continue to be considered completely satisfied should there be changes in laws or government interpretations. If we lose our WFOE status for any reason, our business in China may be negatively impacted.

Our operating entities in the PRC have received initial approval for WFOE status from the Yangjian Administration for Industry & Commerce, or MOFCOM’s Local Counterpart. The Company believes it is currently in compliance with the MOFCOM’s requirements to maintain its PRC subsidiaries’ WFOE status and is not aware of any change in interpretations or differences in understandings with respect to WFOE approval procedures that would jeopardize the approval. However, we cannot assure you that such approval procedures or understanding will not change in the future.

If in the future our PRC subsidiaries lose their WFOE status, we would have to find a way to re-establish control of our PRC operations through a series of contractual arrangements rather than an outright purchase. We cannot assure you that any such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our PRC subsidiaries. In addition, we cannot assure you that any such contractual arrangements can be successfully effected under PRC law. If we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our PRC subsidiaries, our business and financial performance will be materially and adversely affected.

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

We operate through our wholly owned subsidiaries in China. Our U.S. holding company, Deer Consumer Products, Inc., owns a 100% of Deer International Group Ltd., a BVI entity, which owns our three wholly foreign owned enterprises, Winder, Deer Technology (AnHui) Co., Ltd. and Anlin Technology (Anhui) Co., Ltd. Delta, which transferred its material former operations to Winder in 2009, is 100% owned by Winder. Winder is located in Guangdong Province and is engaged in the research, production and delivery of our goods. Deer Technology and Anlin Technology were both incorporated in the AnHui Province on April 30, 2010. Deer Technology and Anlin Technology will also be engaged in the manufacture and sale of household electric appliances and were formed for the purpose of establishing production and distribution facilities located in the Wuhu area of AnHui Province.

Deer Consumer Products, Inc.

Deer Consumer Products, Inc.
(USA)
100%
Deer International Group Ltd.
(BVI)
100%
Winder Electric Co., Ltd.
(Yangjiang, China)
100%
Deer Technology (Anhui) Co., Ltd.
(Wuhu, China)
100%
Anlin Technology (Anhui) Co., Ltd.
(Wuhu, China)
100%
Delta International Limited
(Shenzhen, China)

Each of our wholly owned foreign enterprises, Winder, Deer Technology and Anlin Technology, are authorized by their respective business licenses to operate our electrical appliance manufacturing business. Delta transferred all of its material former operations to Winder in 2009 to improve the Company’s operating efficiency. Currently, Delta only conducts marketing operations for the Company.

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

The purchase price paid by the Company for the land use rights in Anhui Province was determined through a public bidding process with the PRC government, as is the case with all acquisitions of land use rights in the PRC. Typically, once a bidder wins a land auction a public notification stating the bidder’s name, the size of the land and the price paid are available to the public on the PRC government’s Ministry of Land and Resources website. After the bidder makes the full payment on the land an official land use rights certificate is granted.

The PRC government bases the price of the land use rights on a number of factors including the land’s location, size, condition, proposed use, need for improvement, degree of surface leveling, close proximity to utilities and logistics, availability of other land in the local market, the financial position of the bidder, the competitive bidding positions of other bidders, general market conditions and local government policies at the time of the land auction. The prices for land use rights can vary significantly based on these factors.

We will continue to target the China domestic market by expanding our production and manufacturing facilities by building a new factory in the Wuhu area of central China. Wuhu is located on the banks of the Yangtze River within hours from Shanghai and Nanjing, which are some of China’s most populous and economically developed regions. This central location will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and distribution center will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market.   We plan to complete the construction of fencing, sewage system, water pipes, gas and utilities, the factory’s main entrance and leveling the land during the remainder of 2011. The Company plans to complete the construction of certain workshops and the warehouse in 2012, which are estimated to be about 1 million square feet. The pace of construction will be determined by the pace of the Company’s China domestic market expansion. While our current factory located in Yangjiang, Guangdong province in south China does not operate a full capacity, we plan to use these facilities primarily for fulfilling export orders whereas we anticipate using our new facilities in Anhui to fulfill China domestic orders. These two facilities are about 1,000 miles apart and management anticipates needing the additional capacity at the new facilities in AnHui over the next few years. This additional capacity will be brought on line incrementally in accordance with the Company’s domestic expansion strategy.

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

Revenues

Our revenue for 2010 was $175.8 million, an increase of $94.5 million or 116.2% from $81.3 million for 2009. The increase in revenues was a result of our expansion of sales in the China domestic market and increasing our market share in the Asian, South American, Middle East and European markets. The average selling prices of our products increased 5.87% compared to the average selling prices in 2009. We increased our China domestic market sales to $76.9 million in 2010 from $14.3 million in 2009, a 437.2% increase. Our products currently are available in approximately 3,000 stores as of March 2011. Beginning in the latter half of 2009, we increased sales of our products to SuNing, who together with its wholly-owned subsidiary Song Qiao, is a prominent national electric appliance retail chain in China with roughly 900 stores, under a private label arrangement. In the first quarter of 2010, we began ramping up sales of our brand name products to Gome, another prominent national electronic appliance retail chain in China with over 1,100 stores, in addition to many other retail locations across China. Our agreement with Gome is one of the underlying reasons for our significant revenue growth in 2010. We also added retail locations in other channels such as regional electric appliance retailers and department stores.

The increase in sales to these retail locations in 2010 was attributable to our establishing a direct sales channel presence at domestic retail stores across China, such as Gome, SuNing and Rainbow Department Stores. The presence of our products on the shelves of these large and well-know nationwide retailers provided our products with a high degree of visibility throughout China. We also hire in-store promoters to directly introduce our products to in-store customer traffic. In addition, we increased our direct advertising in subways, taxi stations, building elevators and industry magazines in highly populated cities of China, including Beijing and Guangzhou, and renovated our showroom in Shenzhen, which displays a wide variety of our products.

We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. In addition, we introduced new product lines in 2010, such as humidifiers and dehumidifiers, bringing our current product offerings up to approximately 250 different product varieties from 189 in 2009. Our sales team increased from 98 people in 2009 to 150 people in 2010. These results are on pace with management’s plan to capture the fast growth experienced in the China domestic small appliance market.

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

After the global financial crisis in 2010 the Company experienced a decrease in customer orders from North America. As a result, the Company continued its marketing program to increase sales and distribution of products in emerging markets, such as South America, Asia, Africa and the Middle East. The Company’s sales personnel marketed the Company’s products through various channels including participating in exhibitions such as at the Canton Fair, the largest import and export trade fair in China and a leading venue for Chinese exporters to exhibit and sell their goods to the international markets. The Canton Fair is one of the significant sources of export oriented new business for the Company each year. The Company also maintains regular contacts with current and new international customers to solicit repeat orders and obtain new orders.

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

Cost of Revenue

The Company includes expenses in either cost of revenue or selling, general and administrative categories based upon the natural classification of the expenses. Cost of revenue includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.

Our cost of revenue for 2010 was $125.3 million, an increase of $64.1 million or 104.8% from $61.2 million for 2009. The increased cost of revenue in 2010 was due to the increase in sales.

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

Domestic sales as a percentage of total sales rose from 18% in 2009 to 43% in 2010. Gross margins for domestic sales are higher than international sales; 30% in 2010 and 29% in 2009. As a result, we experienced 4% increase in our overall gross margin from 24.8% in 2009 to 28.8% in 2010.  Gross profit for domestic sales increased to $23,069,132 in 2010, from $4,150,911 in 2009.

Operating Expenses

Selling, general and administrative includes expenses associated with the distribution of our products, sales effort including commissions payable to in store promotional staff, administration costs and other costs that are not incurred to support the manufacturing process. The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Statements of Consolidated Income. These expenses include warehousing costs, outbound freight charges and costs associated with distribution personnel. Selling, general and administrative expenses for 2010 were $13.7 million, an increase of $7.8 million or 131.2% from $5.9 million for 2009. Selling expenses for 2010 increased by 157.7% or $5.6 million in comparison to 2009 due to our significant increase in revenue. These selling expenses included advertising, freight, designing, exhibition and promotion efforts to expand our market presence and increase brand awareness.  Advertising expenses increased $0.18 million or 405%. Freight and related expenses increased $2.89 million or 133%. Designing expenses increased $0.08 million or 513%. Promotion and marketing expense increased $0.60 million or 76%. Travel and related expense increased $0.32 million or 162%. Exhibition expenses increased $0.08 million or 86%. The compensation paid to employees in our sales department also increased by $1.09 million, or 231%, due to the payment of increased sales commissions.  General and administrative expenses for 2010 increased by 91.7% or $2.2 million in comparison to 2009 due to the hiring of additional employees to further our growth, an increase in research and development to improve our product quality and introduce new products and trade shows to support our marketing efforts.

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

Revenues

Our revenue for 2009 was $81.3 million, an increase of $37.6 million or 85.8% from $43.8 million for 2008. The increase in revenues was a result of our expansion of sales in the China domestic market and increasing our market shares in the U.S., South American, Middle Eastern and European markets. We increased our China domestic market sales from $2.0 million in 2008 to $14.3 million in 2009, a 599% increase in sales year over year. In 2009, we increased sales of our products to SuNing, who together with its wholly-owned subsidiary Song Qiao, is a prominent national electric appliance retail chain in China with roughly 900 stores, under a private label arrangement. We also added retail locations in other channels such as regional electric appliance retailers and department stores. We increased our product sales over internet portals, into hotels and restaurants and via reward programs with large Chinese banks, telecommunication firms and postal offices. These results are on pace with management’s plan to capture the fast growth experienced in the China domestic small appliance market.

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

Cost of Revenue

The Company includes expenses in either cost of revenue or selling, general and administrative categories based upon the natural classification of the expenses. Cost of goods sold includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.   Our cost of revenue for 2009 was $61.2 million, an increase of $27.1 million or 79.32% from $34.1 million for 2008. The increased cost of revenue in 2009 was due to the increase in sales.

Gross Profit

Our gross margin for 2009 was 24.8% compared to 22.1% for 2008. The increase in gross margin for 2009 compared to 2008 was due to higher manufacturing efficiencies as a result of higher revenue volume and increased sales in the China domestic market, which has higher margins.

Selling, General and Administrative Expenses

Selling, general and administrative includes expenses associated with the distribution of our products, sales effort including commissions payable to in store promotional staff, administration costs and other costs that are not incurred to support the manufacturing process. The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Statements of Consolidated Income. These expenses include warehousing costs, outbound freight charges and costs associated with distribution personnel. Selling, general and administrative expenses for 2009 was $5.9 million, an increase of $0.5 million or 9.5% from $5.4 million for 2008. Selling expenses for 2009 increased by 24.5% or $0.8 million in comparison to 2008 due to the associated selling costs incurred to generate the significant increase in revenue. General and administrative expenses for 2009 decreased by 7.2% or $185,773 in comparison to 2008. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. We have scaled back and consolidated our operations, thus reducing selling, general and administrative expenses to withstand the effect of the global financial crisis. In addition, to improve the efficiency of our operations, beginning in 2009, all of Delta’s former operations were transferred and are now run through our Winder subsidiary. As a result of these cost-cutting efforts, we have been able to reduce our operating expenses while at the same time increasing our growth in revenue.

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

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company has not incurred any bad debts to date. If the Company finds there is a possibility that it may incur a bad debt, the Company will accrue the appropriate allowance based on the aging of our account receivables. The Company policy is to accrue the full amount of account receivables when their aging exceeds one year. As of December 31, 2010 and 2009, approximately 29% and 46%, respectively, of our accounts receivable was from overseas customers. The Company maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

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

The table below provides account receivable roll forward schedules for our two largest clients----SuNing and Gome. Song Qiao is a wholly-owned subsidiary of SuNing (See note 14, major concentrations).

Client Name	2009 Receivable	2010 Sales	2010 collection	Bad debt allowance	2010 Receivable
SuNing	$2,908,241	$2,989,491	$5,897,732	-	-
Gome	-	$21,938,060	$4,957,437	-	$16,980,623
Song Qiao	$1,175,076	$27,986,007	$14,166,156	-	$14,994,927

VAT Receivable

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

Index

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The following are the details of intangible assets at December 31, 2010 and 2009:

	2010	2009

Right to use land	$38,519,101	$450,335
Computer software	79,158	76,906
Total	38,598,259	527,241
Less accumulated amortization	(289,791)	(132,557)

Intangibles, net	$38,308,468	$394,684

A summary of Company's land use right acquisitions follows:

No.	Name	Size In Square Meters	Location	Owner	Useful life in months	Purpose	Purchase date	Price in RMB	As of 12/31/2010	Pay off date for the remaining balance
1	Site use right Phase I	33,728	Yangjiang	Winder	600	Manufacturing	November 2002	1.7 million	Paid
2	Site use right Phase II	52,597	Yangjiang	Winder	600	Manufacturing	June 2005 & March 2010	3.9 million	Paid
3	Site use right Phase III	60,900	Yangjiang	Winder	600	Manufacturing	November 2010	21.3 million (a)	Not paid in full	2012
4	Land use right	289,416	Wuhu	Deer Technology	600	Manufacturing	September 2010	149.1 million	Paid
5	Land use right	150,224	Wuhu	Deer Technology	600	Manufacturing	December 2010	77.4 million (b)	Not paid in full	2011

(a) As of December 31, 2010, the Company paid RMB 5.3 million ($0.8 million) for the Site use right Phase III.

(b) As of December 31, 2010, the Company paid RMB 49.4 million ($7.5) million which includes prepayment of RMB 22.3 million ($3.5 million).

There are no regulatory deadlines or commitments to develop the land.

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

Cost of Goods Sold and Selling, General and Administrative Expenses

The Company includes expenses in either cost of goods sold or selling, general and administrative categories based upon the natural classification of the expenses. Cost of goods sold includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process. Selling, general and administrative includes expenses associated with the distribution of our products, sales effort including commissions payable to in store promotional staff, administration costs and other costs that are not incurred to support the manufacturing process. The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Statements of Consolidated Income. These expenses include warehousing costs, outbound freight charges and costs associated with distribution personnel.

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

The Company was awarded grants from the local government bureaus to encourage the development of its business. As a general policy across municipal governments in the PRC, local government bureaus commonly provide grants or subsidies to leading local companies to encourage greater economic development and greater employment based on certain standards which are reviewed periodically. The grants were awarded to the Company on the basis of the progress in technological innovation and building a standardized plant and factory. As the exact amount of a grant is uncertain until the local government makes its final determination, the Company records income only when the subsidy is received or approved. The grants were without any conditions and restrictions, and were not required to be repaid.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period including the reclassification of VAT tax from taxes and welfare payable to VAT receivable at December 31, 2009.

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

Note 14 – Major Customers and Vendors

For the year ended December 31, 2010, our customers SuNing, together with Song Qiao (subsidiary of SuNing), accounted for 14% and Gome accounted for 10% of sales. At December 31, 2010, the total receivable balance due from these customers was approximately $31,975,551. There was no major customer in 2009.

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

DEER CONSUMER PRODUCTS, INC.
(Registrant)
Date: September 19, 2011	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ying He	Chairman and Chief Executive Officer	September 19, 2011
Ying He	(Principal Executive Officer)
/s/ Zongshu Nie	Chief Financial Officer and Director	September 19, 2011
Zongshu Nie	(Principal Financial and Accounting Officer)
/s/ Edward Hua	Director	September 19, 2011
Edward Hua
/s/ Arnold Staloff	Director	September 19, 2011
Arnold Staloff
/s/ Qi Hua Xu	Director	September 19, 2011
Qi Hua Xu

EXHIBIT INDEX

Exhibit No.	Description
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