Form 10-Q/A
period 2011-03-31
Deer Consumer Products, Inc.
filed 2011-09-20
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company has not incurred any bad debts to date. If the Company finds there is a possibility that the Company may incur a bad debt, the Company will accrue the appropriate allowance based on the aging of our account receivables. The Company policy is to accrue the full amount of account receivables when their aging exceeds one year.  As of March 31, 2011, and December 31, 2010, approximately 27% and 29%, respectively, of our accounts receivable was from overseas customers. The Company’s standard terms for account receivables from two major China domestic customers is 180 days from the close of the billing cycle, which is 30 – 45 days after products are delivered. The term for account receivables from other domestic customers is 30 – 90 days from the close of the billing cycle. The Company sells its products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. The Company’s export sales-related account receivables typically are less than three months, depending on customer shipment schedules. The Company maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment. Based on historical collection activity, the Company did not reserve any bad debt allowance at March 31, 2011, and December 31, 2010.

The Company sells products in the China domestic market through a broad range of distribution outlets including regional and national wholesalers and third party distributors. The standard terms for account receivables from several large and established China domestic retailers is 180 days from the close of the billing cycle, which is 30 – 45 days after products are delivered. The term for account receivables from other domestic customers is 30 – 90 days from the close of the billing cycle. These terms are customary for large and established retailers in China. Historically, the Company has not experienced late payments or bad debts under such terms from these select retailers. The Company sells products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. The Company exports sales-related account receivables typically are less than three months, depending on customer shipment schedules. Historically, the Company has not experienced significant bad debts from export sales. As the Company continues to focus on its expansion in the China domestic markets, the sales in the China domestic market may represent a larger percentage of the Company’s total revenue. The Company anticipates that its account receivables will remain in line with standard industry practice relating to account receivable schedules in China, which could be up to seven months. The Company provides major customers with payment terms based on their payment history, amount they have purchased in the past, and upon on any strategic agreement the Company may have with them.

The Company believes that accounts receivable will be collected in the ordinary course of business within a year as the Company has established relationships with many of its significant customers.  In addition, the domestic customers typically pay according to the payment terms and the Company maintains insurance for its accounts receivables with respect to the international customers.

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

A summary of Company’s land use right acquisitions follows:

Name	Site use right Phase I	Site use right Phase II	Site use right Phase III	Land use right	Land use right
Size (In Square Meters)	33,728	52,597	60,900	289,416	150,224
Location	Yangjiang City	Yangjiang City	Yangjiang City	Wuhu City	Wuhu City
Owner	Winder	Winder	Winder	Deer Technology	Deer Technology
Useful life in months	600	600	600	600	600
Purpose	Plant and workshop	Plant and workshop	Plant and workshop	Plant and workshop	Plant and workshop
Purchase date	November 2002	June 2005 & March 2010	November 2010	September 2010	December 2010
Price in RMB/USD	RMB 1.7 million ($0.3 million)	RMB 3.9 million ($0.6 million)	RMB 21.3 million ($3.3 million) (a)	RMB 149.1 million ($23 million)	RMB 77.4 million ($12 million)
As of 3/31/2011	Paid in full	Paid in full	Not yet paid in full	Paid in full	Paid in full
Payment due date			2012

(a)           As of March 31, 2011, the Company paid RMB5.3 million ($0.8 million) for the Site use right Phase III.

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

Subsidy Income

The Company was awarded grants from the local government bureaus to encourage the development of its business. As a general policy across municipal governments in the PRC, local government bureaus commonly provide grants or subsidies to leading local companies to encourage greater economic development and greater employment based on certain standards which are reviewed periodically. The grants set forth below were awarded to the Company on the basis of the progress in technological innovation and building a standardized plant and factory. As the exact amount of a grant is uncertain until the local government makes its final determination, the Company records income only when the subsidy is received or approved. The grants were without any conditions and restrictions, and were not required to be repaid.

Set forth below are the grants that were recorded in the first quarter of 2011.

Item	Amount in ($)
From Yangjiang Science and Technology Information Bureau	$11,393
From Yangjiang Finance Bureau	$15,190
Development fund from Yangjiang Hi-tech Industrial Development Zone	$264,839
Innovation fund for Technology from local government	$15,190
Reward from Yangjiang Finance Bureau for acting as a lead role model of demonstrating the standardize factory construction	$692,620
Total	$999,232

The subsidy receivable of $482,423 represents a grant from a local government bureau to encourage the expansion of our business. This amount was included in subsidy income of $692,620, from a grant from the Yangjiang Finance Bureau, which was recorded in first quarter of 2011. The receivable for the subsidy was approved in first quarter of 2011 and the funds were received in April 2011.

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