Form 10-Q
period 2011-09-30
Deer Consumer Products, Inc.
filed 2011-11-09
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34407

DEER CONSUMER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5526104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China	518057
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,592,562 shares of common stock outstanding as of November 7, 2011.

Deer Consumer Products, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash & equivalents	$26,772,793	$33,956,591
Restricted cash	482,683	1,347,385
Accounts receivable	55,733,650	52,686,494
Advances to suppliers	1,886,933	3,018,531
Other receivables	637,098	125,580
VAT receivable	3,884,940	2,839,718
Prepaid expenses	12,500	159,583
Deposits	828,652	445,740
Inventories	40,852,119	23,015,850

Total current assets	131,091,367	117,595,472

NON-CURRENT ASSETS
Property and equipment, net	21,981,463	20,453,404
Advance for construction and equipment	919,306	-
Prepayment for land use rights	-	3,367,207
Intangible assets, net	36,602,688	38,308,468
Construction in progress	12,735,572	8,913,181
Other assets	-	4,570

Total noncurrent assets	72,239,029	71,046,830

TOTAL ASSETS	$203,330,396	$188,642,302

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$11,550,095	$26,247,453
Advance from customers	3,646,510	1,759,792
Income tax payable	6,508,184	5,536,646
Other payables and accrued expenses	2,567,299	3,001,716
Dividend payable	1,679,628	-
Notes payable	5,420,745	8,361,698

Total current liabilities	31,372,460	44,907,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value; 75,000,000 shares authorized; 33,592,562 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	33,593	33,593
Paid-in capital	91,161,931	91,084,958
Statutory reserve	7,674,827	6,127,639
Development fund	3,837,413	3,063,819
Accumulated other comprehensive income	13,111,668	6,315,475
Retained earnings	56,138,503	37,109,513

Total stockholders' equity	171,957,935	143,734,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203,330,396	$188,642,302

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010

Revenue	$152,800,171	$113,616,453	$72,996,341	$55,263,309
Cost of revenue	107,439,971	81,011,120	50,741,986	39,417,477

Gross profit	45,360,201	32,605,333	22,254,355	15,845,832

Operating expenses
Selling	10,723,068	6,004,777	5,193,216	2,756,357
General and administrative	3,378,922	3,245,637	1,104,235	1,480,948

Total operating expenses	14,101,990	9,250,414	6,297,451	4,237,305

Income from operations	31,258,211	23,354,919	15,956,904	11,608,527

Non-operating income (expenses)
Interest income	170,844	519,814	62,144	188,754
Interest expense	-	(85,438)	-	(35,977)
Exchange loss	(464,225)	(884,431)	(197,370)	(758,621)
Subsidy income	1,046,663	-	39,471	-
Other	(80,089)	17,450	1,678	9,227

Total non-operating income (expenses), net	673,194	(432,605)	(94,076)	(596,617)

Income before income tax	31,931,404	22,922,314	15,862,827	11,011,910
Income tax expense	5,542,748	3,599,127	2,614,649	1,746,286

Net income	26,388,657	19,323,187	13,248,179	9,265,624

Other comprehensive item
Foreign currency translation gain	6,796,193	2,525,446	3,314,324	2,127,010

Comprehensive Income	$33,184,850	$21,848,633	$16,562,504	$11,392,634

Basic weighted average shares outstanding	33,592,562	33,082,481	33,592,562	33,585,553

Diluted weighted average shares outstanding	33,592,562	33,654,774	33,592,562	33,591,108

Basic earnings per share	$0.79	$0.58	$0.39	$0.28

Diluted earnings per share	$0.79	$0.57	$0.39	$0.28

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,388,657	$19,323,187
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,364,524	1,186,426
Stock-based compensation	76,971	250,042
(Increase) decrease in current assets:
Accounts receivable	(599,417)	(24,271,068)
Advances to suppliers	(567,086)	(5,119,133)
Other receivables, prepayments, and deposits	(704,169)	46,505
Other assets	4,659	(567,302)
Inventories	(16,496,200)	(3,321,876)
Increase (decrease) in current liabilities:
Accounts payable	(15,456,607)	11,693,505
Advance from customers	1,838,617	331,838
Taxes payable	(78,867)	1,164,803
Notes payable	(3,221,044)	-
Other payables and accrued expenses	(677,157)	627,255

Net cash (used in) provided by operating activities	(7,127,119)	1,344,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	901,258	(1,072,919)
Acquisition of property & equipment	(2,304,935)	(1,539,295)
Advance for construction and equipment	899,130	-
Acquisition of intangible asset	(4,482,149)	(22,305,052)
Refund of deposit on land use right	10,450,389	-
Construction in progress	(3,371,137)	(2,195,791)

Net cash provided by (used in) investing activities	2,092,557	(27,113,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(3,359,256)	-
Proceeds from exercise of warrants	-	6,960,278
Purchase of treasury shares	-	(6,945,950)
Offering costs paid	-	(320,000)

Net cash used in financing activities	(3,359,256)	(305,672)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,210,020	1,118,640

NET DECREASE IN CASH & EQUIVALENTS	(7,183,798)	(24,955,907)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	33,956,591	79,333,729

CASH & EQUIVALENTS, END OF PERIOD	$26,772,793	$54,377,822

Supplemental Cash flow data:
Income tax paid	$4,674,141	$2,170,198
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

Deer Consumer Products, Inc., formerly known as Tag Events Corp., (hereinafter referred to as the “Company,” or “Deer”) was incorporated in the State of Nevada on July 18, 2006.

On September 3, 2008, the Company entered into a share exchange agreement and plan of reorganization with Deer International Group Ltd. (“Deer International”), a corporation organized under the laws of the British Virgin Islands on December 3, 2007. Deer International had acquired 100% of the shares of Winder Electric Group Ltd. (“Winder”) on March 11, 2008. Winder has a 100% owned subsidiary, Delta International Limited (“Delta”). Winder and Delta were formed and incorporated in the Guangdong Province of the People’s Republic of China (“PRC”) on July 20, 2001, and February 23, 2006, respectively.

Pursuant to the share exchange agreement, the Company acquired 50,000 ordinary shares from Deer International, consisting of all of Deer International’s issued and outstanding capital stock, for 15,695,706 shares of the Company’s common stock. Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with its former Director and Chief Executive Officer, pursuant to which he returned 5,173,914 shares of the Company’s common stock to the Company for cancellation. Upon completion of the foregoing transactions, the Company had 19,652,226 shares of common stock issued and outstanding. In connection with the above transaction, the Company changed its name to Deer Consumer Products, Inc. on September 3, 2008.

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

The Company is engaged in the manufacture, marketing, distribution and sale of a broad range of small home and kitchen electric appliances and personal care products. The Company provides consumer products to the China domestic market under its “DEER” and “德尔” brands. The Company is also a vertically integrated manufacturer of small household appliances for global consumer product customers who in turn offer products worldwide under numerous brand names and store brands for retailers’ private label programs. The Company also sources products from third party manufacturers to supply certain products from time to time in order to rapidly expand new product offerings through its distribution channels across China. The Company currently manufactures its products in Yangjiang, Guangdong Province, China and anticipates expanding its production and manufacturing capabilities by building new production and distribution facilities in the Wuhu area of central China, a region with access to a neighboring population of more than 400 million. The Company anticipates the new facilities will improve the Company’s ability to deliver its products to customers located throughout China, which is part of the Company’s China domestic market expansion strategy. Once completed, the Company plans for the new facilities to serve primarily as a hub for its China domestic markets, while the Company’s current facilities in Yangjiang, Guangdong Province will serve as a hub for its export markets and as a supply center for markets in south China.  The Company’s corporate and administrative offices are located in Shenzhen, China.

The Company operates through its wholly owned subsidiaries in China. Winder, a wholly foreign-owned enterprise (“WFOE”) located in Guangdong Province, is engaged in the research, production and delivery of goods. Delta, also located in Guangdong Province, transferred its material former operations to Winder. Deer Technology (AnHui) Co., Ltd. (“Deer Technology”) and Anlin Technology (AnHui) Co., Ltd. (“Anlin Technology”), also both WFOEs of Deer International, were both incorporated in AnHui Province on April 30, 2010. Deer Technology and Anlin Technology will be engaged in the manufacture and sale of household electric appliances and were formed for the purpose of establishing production and distribution facilities located in the Wuhu area of AnHui Province.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

Foreign Currency Translation

The accounts of the Company’s China subsidiaries are maintained in RMB, the accounts of the Company’s BVI subsidiary are maintained in USD and the accounts of the U.S. parent company are maintained in USD. The accounts of the China subsidiaries were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Company’s China subsidiaries. According to Topic 830, all assets and liabilities were translated at the exchange rate on the respective balance sheet date, stockholders’ equity is translated at the historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

The RMB to USD exchange rates in effect as of September 30, 2011, and December 31, 2010, were USD$1 = RMB6.3549 and USD$1 = RMB6.6227, respectively. The weighted average RMB to USD exchange rates in effect for the nine months ended September 30, 2011, and 2010, were USD$1 = RMB6.4975 and USD$1 = RMB6.8068, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

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

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender and monies restricted under letters of credit and bank acceptances.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company has not incurred any bad debts to date. If the Company finds there is a possibility that the Company may incur a bad debt, the Company will accrue the appropriate allowance based on the aging of our account receivables. The Company’s policy is to accrue the full amount of account receivables when their aging exceeds one year.  Based on historical collection activity, the Company did not reserve any bad debt allowance at September 30, 2011, and December 31, 2010.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The Company sells products in the China domestic market through a range of distribution outlets including regional and national wholesalers and third party distributors. The standard term of payment of accounts receivables for several of the Company’s large and established China domestic retailer customers is 180 days from the close of the billing cycle, which is 30 – 45 days after the Company’s products are delivered to the customer. This accounts receivable term is customary for large and established China domestic retailers. Historically, the Company has not experienced late payments or bad debts under such terms from these select retailers. The term of payment of accounts receivable for other of the Company’s China domestic customers is 30 – 90 days from the close of the billing cycle. The Company provides its major customers with payment terms based on their payment history, amount they have purchased in the past, and upon any strategic agreement the Company may have with them.

As the Company continues to focus on expanding sales to the China domestic market, the Company anticipates that sales to the China domestic market may represent a larger percentage of the Company’s total revenue. The Company anticipates that its accounts receivable will remain in line with standard industry practice relating to accounts receivable in China, which could be up to seven months.

The Company sells products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. As of September 30, 2011, and December 31, 2010, approximately 10% and 29%, respectively, of our accounts receivable was from overseas customers. The Company's export sales-related accounts receivable typically are less than three months, depending on customer shipment schedules. Historically, the Company has not experienced significant bad debts from export sales. The Company also maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

The Company believes that its accounts receivable will be collected in the ordinary course of business within seven months as the Company has established relationships with many of its major customers.  In addition, the Company’s domestic customers typically pay according to the Company’s payment terms and the Company maintains insurance for its accounts receivable with respect to its international customers.

VAT Receivables

VAT receivables are VAT rebates which arise from our purchase of raw materials. VAT receivables are returned to the Company or offset against VAT payable. The Company anticipates collecting its VAT receivables within one year. The Company does not experience credit losses with respect to VAT receivables because they are owed to the Company by the government. The Company classifies VAT receivables as a current asset because it is an asset that is reasonably expected to be realized (or sold or consumed) within one year or within the Company’s normal operating cycle.

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The following are the details of property and equipment at September 30, 2011, and December 31, 2010:

	2011	2010
Building	$9,665,760	$9,274,909
Equipment	21,807,142	18,928,495
Vehicle	450,407	485,421
Office equipment	561,244	220,800
Total	32,484,553	28,909,625
Less accumulated depreciation	(10,503,090)	(8,456,221)
Property & equipment, net	$21,981,463	$20,453,404

Depreciation for the nine months ended September 30, 2011 and 2010, was $1,653,416 and $1,084,183, respectively; for the three months ended September 30, 2011 and 2010, was $557,566 and $376,612, respectively.

Construction in Progress

Construction in progress consists of costs for the construction of workshops, mold and a video monitoring installation for Winder, with total costs of $12.31 million. The construction work for workshops is substantially completed with no major additional costs to be incurred. Once the Company completes its final inspection of the construction, the workshops will be used to manufacture the Company’s products.

Construction in progress also includes costs for the construction of a new plant, office building and power distribution station for Deer Technology. As of September 30, 2011, the Company paid $0.42 million for design, metal work, foundation and other costs. The total construction cost is about $35.85 million, and the Company is committed to pay an additional $35.43 million to complete the construction. This phase of construction is anticipated to be completed in September 2012.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2011, and December 31, 2010, there was no significant impairment of its long-lived assets.

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

The following are the details of intangible assets at September 30, 2011, and December 31, 2010:

	2011	2010

Right to use land	$37,362,260	$38,519,101
Computer software	82,494	79,158
Total	37,444,754	38,598,259
Less accumulated amortization	(842,066)	(289,791)
Intangibles, net	$36,602,688	$38,308,468

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Pursuant to PRC regulations, the PRC government owns all land. The Company recorded the amounts paid for the rights to use land as an intangible asset. The Company amortizes these rights over their respective periods, which range from 45 to 50 years. Computer software is amortized over 1 to 2 years.

In 2010, Deer Technology acquired the land use rights for two parcels of land with a total of 439,640 square meters located in east central China in the city of Wuhu, AnHui Province. The purchase price of the land use rights for these two parcels of land was approximately $35 million, reflecting a price of RMB 4.95 million per hectare and including a 4% PRC government land transfer tax and other government charges. The use right for the first parcel of land covering 289,416 square meters was purchased for approximately RMB 149 million ($22.74 million). The land use right for the second parcel of land covering 150,224 square meters was purchased for RMB 77.37 million ($11.8 million). The Company has received the land use right certificates from the PRC government on these two parcels of land.

The deposit of $10,314,346 (RMB 67,901,400) that was paid in 2010 to acquire a land use right was returned to the Company in the first quarter of 2011, as it failed to win the auction for the land. The Company paid an additional $4,243,283 (RMB 27,934,381) in first quarter of 2011 to make payment in full for the land use rights it acquired in December 2010.  As of December 31, 2010, the Company prepaid $3,367,207 for land use rights it acquired in December 2010; the prepayment was transferred into intangible assets in the first quarter of 2011 when the Company received the land use right certificate.

A summary of Company’s land use right acquisitions follows:

Name	Site use right Phase I	Site use right Phase II	Site use right Phase III	Land use right	Land use right
Size (In Square Meters)	33,728	52,597	60,900	289,416	150,224
Location	Yangjiang City	Yangjiang City	Yangjiang City	Wuhu City	Wuhu City
Owner	Winder	Winder	Winder	Deer Technology	Deer Technology
Useful life in months	600	600	600	600	600
Purpose	Plant and workshop	Plant and workshop	Plant and workshop	Plant and workshop	Plant and workshop
Purchase date	November 2002	June 2005 & March 2010	November 2010	September 2010	December 2010
Price in RMB/USD	RMB 1.7 million ($0.3 million)	RMB 3.9 million ($0.6 million)	RMB 21.3 million ($3.3 million) (a)	RMB 149.1 million ($23 million)	RMB 77.4 million ($12 million)
As of 9/30/2011	Paid in full	Paid in full	Not yet paid in full	Paid in full	Paid in full
Payment due date			2012

(a)           As of September 30, 2011, the Company paid RMB5.3 million ($0.8 million) for the Site use right Phase III.

There are no regulatory deadlines or commitments to develop the land.

Amortization for the nine months ended September 30, 2011 and 2010, was $711,107 and $102,243, respectively; for the three months ended September 30, 2011 and 2010, was $368,096 and $93,238, respectively.

The following table summarizes the expected amortization over the next five years as of September 30, 2011:

Year ended September 30,	Amount
2012	$731,301
2013	731,301
2014	731,301
2015	731,301
2016	731,301
Thereafter	32,946,182
Total	$36,602,688

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of September 30, 2011, and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Sales revenue is the invoiced value of goods, net of value-added tax. All of the Company’s products sold in the PRC are subject to a VAT of 17% of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing the Company’s finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances were $0 for the nine months ended September 30, 2011 and 2010. Sales returns and allowances were $0 for the three months ended September 30, 2011 and 2010. The Company does not provide a right of unconditional return, price protection or any other concessions to its customers.

Cost of Revenue and Selling, General and Administrative Expenses

The Company includes expenses in either cost of revenue or selling, general and administrative expenses based upon the natural classification of the expenses. Cost of revenue includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process. Selling, general and administrative expenses includes expenses associated with the distribution of our products, sales efforts including commissions payable to in store promotional staff, administration costs and other costs that are not incurred to support the manufacturing process. The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Statements of Consolidated Income. These expenses include warehousing costs, outbound freight charges and costs associated with distribution personnel.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Advance from Customers

The Company records payments received from customers in advance of their future orders to an advance account.  Those orders are normally delivered within a reasonable period of time based upon contract terms with the customers.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2011 and 2010, were $102,937 and $106,003, respectively. Advertising costs for the three months ended September 30, 2011 and 2010, were $31,498 and $47,410, respectively.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the nine months ended September 30, 2011 and 2010, were $187,506 and $500,963, respectively; for the three months ended September 30, 2011 and 2010, were $1,222 and $244,380, respectively. Research and development costs are included in general and administrative expenses.

Subsidy Income

The Company was awarded grants from local government bureaus to encourage the development of its business. As a general policy across municipal governments in the PRC, local government bureaus commonly provide grants to leading local companies in order to encourage greater economic development and greater employment. The grants are typically based on certain standards which are reviewed periodically. The grants set forth below were awarded to the Company based on the Company’s progress in technological innovation and building a standardized plant and factory. As the exact amount of a grant is uncertain until the local government makes its final determination, the Company records income only when the grant is received or approved. The grants set forth below were made without any conditions and restrictions, and were not required to be repaid.

Set forth below are the grants that were recorded in the nine months ended September 30, 2011.

Item	Amount in ($)
From Yangjiang Science and Technology Information Bureau	$11,393
From Yangjiang Finance Bureau	15,190
Development fund from Yangjiang Hi-tech Industrial Development Zone	264,839
Innovation fund for Technology from local government	15,190
Reward from Yangjiang Finance Bureau for acting as a lead role model of demonstrating standardized factory construction	692,620
The strategic special fund for executing technology standardization from local government	1,539
Reward of proprietary brand and market development from Yangjiang Finance Bureau	45,892
Total	$1,046,663

The above subsidy income attributable to the grants specified was received in full and could be used without restriction.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718 & 505, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 50,000 options outstanding as of September 30, 2011.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

The Company adopted the provisions of the FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At September 30, 2011, and December 31, 2010, the Company had not taken any significant uncertain tax position on its tax return for 2010 and prior years or in computing its tax provision for 2010.

Foreign Currency Transactions and Comprehensive Income

The financial statements’ accounts of the Company’s China subsidiaries were translated into USD in accordance with SFAS No. 52, “Foreign Currency Translation” (codified in FASB ASC Topic 830), with the RMB as the Company’s China subsidiaries’ functional currency. According to SFAS No. 52 (codified in FASB ASC Topic 830), all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

Currency Hedging

The Company from time to time may enter into forward exchange agreements with the Bank of China, whereby the Company agrees to sell U.S. dollars to the Bank of China at certain rates. At September 30, 2011, and December 31, 2010, the Company had no outstanding forward exchange contracts.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is calculated by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share calculations:

Three months ended September 30,	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	33,592,562	$0.39	33,585,553	$0.28
Effect of dilutive stock options and warrants	-	-	5,555	-
Diluted earnings per share	33,592,562	$0.39	33,591,108	$0.28

Nine months ended September 30,	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	33,592,562	$0.79	33,082,481	$0..58
Effect of dilutive stock options and warrants	-	-	572,293	(0.01)
Diluted earnings per share	33,592,562	$0.79	33,654,774	$0.57

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

SFAS No. 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. All of the Company's assets are located in the PRC.

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

Note 3 – Inventories

Inventories consisted of the following at September 30, 2011, and December 31, 2010:

	2011	2010
Raw material	$10,228,316	$7,979,205
Work in process	17,572,624	11,914,475
Finished goods	13,051,179	3,122,170
Total	$40,852,119	$23,015,850

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Note 4 – Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following at September 30, 2011, and December 31, 2010:

	2011	2010
Accrued expenses	$225,368	$1,010,591
Accrued wages	1,255,861	996,542
Welfare payable	20,180	21,303
Other payables	1,065,890	973,280
Total	$2,567,299	$3,001,716

Accrued expenses were for accrued electricity and freight fees. Other payables were for government charges, payable to the local construction management department, and payable for employees’ education fund and labor union fund, etc.

Note 5 – Notes Payable

Notes payable at September 30, 2011, and December 31, 2010, were for multiple bankers’ acceptances from the Bank of China. The terms of the notes range from 3-6 months, bear no interest and pay the bank 0.05% of the note balance as an acceptance fee. The Company deposits a certain percentage of the notes’ par value with the Bank of China, refundable when the notes are re-paid and accounted for as restricted cash in the accompanied consolidated financial statements.

Note 6 – Dividend Payable

On March 9, 2011, the Company’s Board of Directors (“BOD”) declared a first quarter dividend payable from future earnings, of $0.05 per share which was paid on April 14, 2011. On May 9, 2011, the Company’s BOD declared a second quarter dividend of $0.05 per share, payable from future earnings on July 15, 2011, to the shareholders of record as of June 30, 2011. On August 9, 2011, the Company’s BOD declared a third quarter dividend of $0.05 per share, payable from future earnings on October 15, 2011, to the shareholders of record as of September 30, 2011. Dividend payable at September 30, 2011, was $1,679,628 and was paid on October 13, 2011. Declaration and payment of future quarterly dividends will be made at the discretion of the BOD.

Note 7 – Stockholders’ Equity

Stock Options

Following is a summary of the activity of options to an independent director:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2010	50,000	$10.96	3.98	$14,000
Exercisable, December 31, 2010	33,332	$10.96	3.98	$9,333
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2011	50,000	$10.96	3.23	$-
Exercisable, September 30, 2011	33,332	$10.96	3.23	$-

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The exercise price for options outstanding at September 30, 2011, is as follows:

Number of Options	Exercise Price
50,000	$10.96

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	2.25%
Expected life of the options	3 to 3.5 years
Expected volatility	80%
Expected dividend yield	0%

During nine months ended September 30, 2011 and 2010, the Company recorded $76,971 and $250,042 as stock option expense, respectively. During three months ended September 30, 2011 and 2010, the Company recorded $25,657 and $83,348 as stock option expense, respectively.

Warrants

At the end of 2010, all warrants were exercised. No new warrants were granted during the nine months ended September 30, 2011.

Note 8 – Employee Welfare Plan

Expense for the employee common welfare was $21,643 and $81,223 for the nine months ended September 30, 2011 and 2010, respectively; $2,150 and $37,113 for the three months ended September 30, 2011 and 2010, respectively. The PRC government abolished the 14% welfare plan policy during 2007. The Company is not required to establish welfare and common welfare reserves.

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
Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting. The Company allocates 5% of income after tax as development fund. The fund is for enlarging the Company’s business and increasing capital.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one “statutory surplus reserve” requirement. The reserve is 10% of income after tax, not to exceed 50% of registered capital.

The Company appropriated $1,547,188 and $2,038,609 as reserve for the statutory surplus reserve, and $773,594 and $1,019,304 as reserve for development fund, for the nine months ended September 30, 2011 and 2010, respectively.

Note 10 – Income Tax

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Deer, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. During the nine months period ended September 30, 2011, the U.S. parent company utilized 100% of its NOL against the dividend income received from Winder as earnings repatriation.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%. Winder enjoys a 15% preferential income tax effective as of 2009 until its expiration on December 31, 2011, as a result of its status as a high tech enterprise. A reconciliation of tax at U.S. federal statutory rate to the provision for income tax recorded in the consolidated financial statements for the nine and three months ended September 30, 2011 and 2010, is as follows:

	Nine Months		Three Months
	2011	2010	2011	2010
Tax provision at U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign tax rate difference	(9.2)%	(9.2)%	(9.1)%	(9.2)%
Other	2.45%	(0.2)%	1.5%	(0.5)%
Valuation allowance	0.5%	1.6%	0.3%	2.0%
Effective tax holiday	(10.4)%	(10.5)%	(10.2)%	(10.4)%
Tax per financial statements	17.4%	15.7%	16.5%	15.9%

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

If Winder had not been granted high tech enterprise status, income tax expense for the nine and three months ended September 30, 2011, would have been increased by $3,322,029 and $1,617,428 and earnings per share would have been reduced by $0.10 and $0.05.

Note 11 – Geographical Sales

Geographical distribution of sales is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Geographical Areas	2011	2010	2011	2010

China	$101,116,298	$41,116,099	$56,534,759	$23,344,687
South America	15,278,661	19,719,641	5,755,085	8,292,216
Asia	13,324,560	19,319,193	5,025,868	9,293,129
Europe	7,701,028	13,064,512	2,763,777	5,768,105
Middle East	9,634,894	12,185,623	1,309,049	5,534,332
North America	4,101,155	6,955,375	627,063	2,369,655
Africa	1,643,575	1,256,010	980,741	661,185
	$152,800,171	$113,616,453	$72,996,342	$55,263,309

Note 12 – Operating Risks

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments of the PRC and PRC rules and regulations regarding foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sale, purchase and expense transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under current PRC law. Foreign exchange transactions are required by law to be carried out only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to effect the remittance.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Note 13 – Commitments

On September 1, 2010, the Company entered into a 2-year lease agreement, expiring on August 30, 2012, for a product show room in Panyu, Guangdong Province with monthly rent, inclusive of property management fees, of $5,500 (RMB 37,000). The Company has the option to renew this lease upon expiration. At September 30, 2011, the Company’s future minimum rental payments required under this operating lease for 2012 were as follows:

2012	$60,500

Winder’s registered capital as of September 30, 2011, was $57.2 million and its contribution to capital was $36.7 million. The Company will need to contribute an additional $20.5 million to Winder by January 18, 2012.

 Note 14 – Major Customers and Vendors

For the nine months ended September 30, 2011, two customers accounted for approximately 36% and 11% of sales, respectively.  At September 30, 2011, the total accounts receivable balance due from these two customers was $31,992,757. For the three months ended September 30, 2011, four customers accounted for approximately 48%, 15%, 13% and 10% of sales, respectively. At September 30, 2011, the total receivable balance due from these four customers was a $45,038,866. For the nine and three months ended September 30, 2010, one customer accounted for approximately 11% and 14% of sales, respectively.

For the nine and three months ended September 30, 2011, no supplier accounted for 10% or more of the Company’s raw material purchases.  For the nine and three months ended September 30, 2010, one supplier accounted for 12% of the Company’s raw material purchases.

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

The acquisition of 100% of Winder’s equity interests by Deer International on April 1, 2008, was free of any considerations and conditions. Under applicable PRC tax rules, any transaction between related parties shall be priced on an arm’s length basis. The tax authority has the right to investigate any related party transaction and to make adjustment if it finds the price not on an arm’s length basis. The PRC tax authority would make adjustment by applying a deemed arm’s length price to the transaction. Given that 50HZ Electric Limited and Deer International had certain related parties at the time of the Winder acquisition, there is a possibility the consideration-free transfer may be challenged and investigated by the PRC tax authority. If the deemed arm’s length price determined by the PRC tax authority during such investigation is higher than the original cost that 50HZ Electric Limited paid to get 100% equity interest of Winder, such excess amount would be subject to additional PRC income tax. Although the Company believes 50HZ Electric Limited would be responsible for the possible PRC income tax, the Company understands it is common practice for PRC tax authority to enforce the tax collection over the entity at issue, which in this case would be Winder, and the Company may be required to pay the possible PRC income tax on behalf of 50HZ Electric Limited. According to the M&A Regulations, the acquisition of Winder might require the approval of Ministry of Commence People’s Republic of China (“MOFCOM”). As the interpretation and implementation of the M&A Regulations are unclear, if the approval of MOFCOM is required, the approval that 50HZ Electric Limited obtained from the Yangjiang Hi-Tech Zone may be deemed incomplete and the transferee, namely Deer International, may need to obtain further approval from MOFCOM.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Pending Litigation

On March 28, 2011, we filed suit in the Supreme Court of the State of New York, captioned Deer Consumer Products, Inc. v. Alfred Little, et al., Index No. 650823/2011, against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others. Our claims in this action allege the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for our common stock. We are claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by the defendants in connection with the alleged market manipulation scheme.  On August 29, 2011, we obtained a Court order allowing us to effect service of the summons and complaint upon defendant Alfred Little via email and related notice.  We effected service on Alfred Little pursuant to that order and on September 29, 2011, Alfred Little filed motions to dismiss the complaint for lack of personal jurisdiction and for permission to appear anonymously as a party in the litigation.  We will vigorously oppose both motions filed by Alfred Little.  In addition, on August 30, 2011, the Court granted defendant SeekingAlpha.com’s  motion to dismiss our claim against it on the ground that a Federal statute, the Communications Decency Act, 47 U.S.C. § 230, precluded the claim against SeekingAlpha.com.  The Company has filed an appeal to this decision.

On April 29, 2011, a purported securities class action lawsuit on behalf of the purchasers of our common stock between March 31, 2009, and March 21, 2011, James Rose v. Deer Consumer Products, Inc. et al, was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California. The court has not yet certified the class action status. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as, in the case of the individual defendants, the Section 20(a) control person provisions of the Exchange Act. The factual assertions in the complaint, based expressly on the published statements at issue in the Alfred Little suit described above, consist primarily of allegations that the defendants made materially false or misleading public statements concerning our financial condition in fiscal years 2010 and 2009. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of our common stock during the class period. A consolidated amended complaint was filed on September 6, 2011, with essentially the same allegations. We filed a motion to dismiss the lawsuit, which motion is scheduled to be heard on January 23, 2012.  We strongly deny the allegations in the complaint. We believe this lawsuit is frivolous and without merit and will contest it vigorously. We plan to pursue all legal remedies available to us if the complaint is not withdrawn in its entirety.

Note 16 – Subsequent Event

On November 8, 2011, the Company’s Board of Directors declared a quarterly dividend, payable from future earnings only, in the amount of $0.05 per share payable on January 13, 2012, to the shareholders of record as of December 30, 2011. Declaration and payment of future quarterly dividends will be made at the discretion of the Board of Directors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On September 3, 2008, we entered into and consummated a series of agreements that resulted in the acquisition of all of the ordinary shares of Deer International Group Ltd., or Deer International, a corporation organized under the laws of the British Virgin Islands on December 3, 2007. Deer International acquired 100% of the shares of Winder Electric Group Ltd., or Winder, on March 11, 2008. Winder has a 100% owned subsidiary, Delta International Limited, or Delta.  Winder and Delta were incorporated in the Guangdong Province of the People’s Republic of China, which we refer to as China or the PRC, on July 20, 2001, and February 23, 2006, respectively.

Pursuant to the share exchange agreement, we acquired 50,000 ordinary shares from Deer International, consisting of all of Deer International’s issued and outstanding capital stock for 15,695,706 shares of our common stock.

Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, we entered into an agreement with our former Director and Chief Executive Officer, pursuant to which he returned 5,173,914 shares of our common stock for cancellation. Upon completion of the foregoing transactions, we had 19,652,226 shares of our common stock issued and outstanding. In connection with the above transaction, on September 3, 2008, we changed our name to Deer Consumer Products, Inc.

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

We are engaged in the manufacture, marketing, distribution and sale of a broad range of small home and kitchen electric appliances and personal care products. Our products are designed to make today’s modern lifestyles simpler and healthier. We are a leading provider of consumer products to the China domestic market under our “DEER” and “德尔” brands, which we refer to as our Deer brands. We sell our Deer-branded products through some of the largest electronic retailers in the China domestic market as well as through other distribution outlets. The small household appliances market in China had, on average, more than 30% gross profit margins. According to market analysis, revenue growth in the household appliances sector grew more than 45% in 2010. According to the 2010 China Small Electronics Market Research Report, approximately 78% of consumers in China purchase small household appliances from the two largest electronic retailers in China and approximately 60% of consumers in China learn about products from in-store promotions.

We are also a vertically integrated manufacturer of small household appliances serving as an original design manufacturer and original equipment manufacturer, or ODM and OEM, for global consumer product customers who in turn offer our products worldwide under their own brand names. We have provided products to global brand names such as Back to Basics, Arietta, Black & Decker®, Disney, Betty Crocker Kitchens and many others, which are resold to retailers worldwide. We also supply products to numerous retailers for their private label programs.

We currently manufacture our products in Yangjiang, Guangdong Province, China and anticipate expanding our production and manufacturing capabilities by building new production and distribution facilities in the Wuhu area of central China, which we believe will improve our ability to deliver our products to customers located throughout China. We also source products from third party manufacturers from time to time in order to rapidly expand new product offerings through our distribution channels across China. Our corporate and administrative offices are located in Shenzhen, China.

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

Deer Consumer Products, Inc.

Deer Consumer Products, Inc.
(USA)
100%
Deer International Group Ltd.
(BVI)
100%
Winder Electric Co., Ltd.
(Yangjiang, China)
100%
Deer Technology (Anhui) Co., Ltd.
(Wuhu, China)
100%
Anlin Technology (Anhui) Co., Ltd.
(Wuhu, China)
100%
Delta International Limited
(Shenzhen, China)

Each of our wholly owned foreign enterprises, Winder, Deer Technology and Anlin Technology, are authorized by their respective business licenses to operate our electrical appliance manufacturing business. Delta transferred all of its material former operations to Winder in 2009 to improve the Company’s operating efficiency. Currently, Delta only conducts marketing operations for us.

We will continue to target the China domestic market by expanding our production and manufacturing facilities by building a new factory in the Wuhu area of central China. Wuhu is located on the banks of the Yangtze River within hours from Shanghai and Nanjing, which are some of China’s most populous and economically developed regions. This central location will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and distribution center will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market.  We plan to complete the construction of fencing, sewage system, water pipes, gas and utilities, the factory’s main entrance and leveling the land during the remainder of 2011. We plan to complete the construction of certain workshops and the warehouse in 2012, which are estimated to be about 1 million square feet. The pace of construction will be determined by the pace of our China domestic market expansion. While our current factory located in Yangjiang, Guangdong province in south China does not operate a full capacity, we plan to use these facilities primarily for fulfilling export orders whereas we anticipate using our new facilities in Anhui to fulfill China domestic orders. These two facilities are about 1,000 miles apart and management anticipates needing the additional capacity at the new facilities in AnHui over the next few years. This additional capacity will be brought on line incrementally in accordance with our domestic market expansion strategy.

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”), we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our results of operations, financial position and liquidity. We believe the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies we believe require subjective and complex judgments that could potentially affect reported results.

Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Long-Lived Assets. We periodically assess potential impairments to our long-lived assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors we considered include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there have been no impairment of long-lived assets.

Revenue Recognition. Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when the price is fixed or determinable, when no other significant obligations exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Results of Operations

Three Months Ended September 30, 2011, Compared to the Three Months Ended September 30, 2010

			$	%
	2011	2010	Change	Change
Revenue	$72,996,341	$55,263,309	$17,733,032	32.1
Cost of revenue	50,741,986	39,417,477	11,324,509	28.7
Gross profit	22,254,355	15,845,832	6,408,523	40.4
Selling, general and administrative expenses	6,297,451	4,237,305	2,060,146	48.6
Interest and financing (costs) income, net	62,144	152,777	(90,633)	(59.3)
Other income, net (including subsidy)	41,149	9,227	31,922	346.0
Foreign exchange transaction loss	(197,370)	(758,621)	561,251	(74.0)
Income tax expense	2,614,649	1,746,286	868,363	49.7
Net income	$13,248,179	$9,265,624	$3,982,555	43.0

Revenues

Our revenues for the three months ended September 30, 2011, were $73.0 million, an increase of $17.7 million or 32.1% from $55.3 million for the three months ended September 30, 2010. The increase in revenues was a result of our continued expansion of sales in the China domestic market despite the decreased sales in the other areas around world due to the recent financial crisis. In addition, the average selling prices of our products increased 45% in the three months ended September 30, 2011, compared to the average selling prices in the same period of 2010, conforming to our strategy of maintaining healthy profit margins across our product lines. We increased our China domestic market sales to $56.5 million in the three months ended September 30, 2011, from $23.4 million in the same period of 2010, a 142.2% increase. Our products currently are available in more than 3,200 stores as of September 2011. Our customers include SuNing, who together with its wholly-owned subsidiary Song Qiao, is a prominent national electric appliance retail chain in China with more than 1,000 stores, who we sell our products to under a private label arrangement, and Gome, another prominent national electronic appliance retail chain in China with approximately 1,400 stores. We also added retail locations in other channels such as regional electric appliance retailers, wholesalers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. These results are on pace with our plan to capture the fast growth being experienced in the China domestic small appliance market.

Our sales in South America were $5.8 million for the three months ended September 30, 2011, a $2.5 million or 30.6% decrease over the same period of 2010. Our sales in Asia, not including sales to China, were $5.0 million for the three months ended September 30, 2011, a $4.3 million or 45.9% decrease over the same period of 2010. Our sales in Europe were $2.8 million for the three months ended September 30, 2011, a $3.0 million or 52.1% decrease over the same period of 2010. Our sales in the Middle East were $1.3 million for the three months ended September 30, 2011, a $4.2 million or 76.3% decrease over the same period of 2010.  We believe the decrease in sales in these regions was mainly due to the world-wide financial crisis.

Our sales in the U.S. were $0.6 million for the three months ended September 30, 2011, a $1.7 million or 73.5% decrease over the same period of 2010, as we have from time to time turned away orders that do not meet our profit margin requirements. The economic recovery in the U.S. has been slower than anticipated and, as expected, our U.S. customers placed orders based on the slow recovery. We commenced sales to a new customer, a leading franchiser in the U.S., and started shipments to this customer in April 2011. We expect our U.S. revenues to recover in 2012 as the economic recovery progresses and we continue to engage new large U.S. customers that meet our profit margin requirements.

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

Cost of Revenue

We include expenses in either cost of revenue or selling, general and administrative expenses based upon the natural classification of the expenses. Cost of revenue includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.  Our cost of revenue for the three months ended September 30, 2011, was $50.7 million, an increase of $11.3 million, or 28.7%, from $39.4 million for the same period of 2010. The increased cost of revenue in 2011 was due to the increase in sales. Our cost of revenue as a percentage of revenue decreased nearly 2% due to our increased domestic sales which have higher margins than export sales.

Gross Profit

Our gross profit was $22.3 million for the three months ended September 30, 2011, compared to $15.8 million for the same period of 2010, an increase of 40.4%. Our gross margin was 30.5% for the three months ended September 30, 2011, compared to 28.7% for the same period of 2010, an increase of 2%.  Our increase in gross profit was attributable to higher gross margins in the China domestic market, where we experienced a significant growth in sales, as compared to the gross margins in the export market. Products generally sell at much higher prices at retail and wholesale in China and our gross margin is in line with other comparable companies specializing in small household and kitchen appliances in the China domestic market.  In addition, we have continued to improve our manufacturing efficiency through in-house production of motors and other primary components of our products, thereby benefiting further from economies of scale.

Operating Expenses

Selling, general and administrative expenses includes expenses associated with the distribution of our products, sales efforts, including commissions payable to in store promotional staff, administration costs and other costs that are not incurred to support the manufacturing process. The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Statements of Consolidated Income. These expenses include warehousing costs, outbound freight charges and costs associated with distribution personnel. Selling, general and administrative expenses for the three months ended September 30, 2011, were $6.3 million, an increase of $2.1 million, or 48.6%, from $4.2 million for the same period of 2010. Selling expenses for the three months ended September 30, 2011, increased by 88.4%, or $2.4 million, in comparison to the same period of 2010 due to our significant increase in sales. Associated selling expenses include advertising to expand the market, increase brand awareness and generate the significant increase in sales. As expected, our direct advertising expenses remained minimal during the third quarter of 2011because we hire factory representatives and in-store promoters to promote our products directly to consumers at retail locations. We believe this direct in-store promotion approach, a standard practice in the small household appliances industry in China, is highly effective in marketing to consumers in the unique Chinese retail environment as compared to traditional mass media advertising channels, which can cause significant television and other mass media advertising expense without target customer interaction. Our in-store promoters market our products exclusively and directly to in-store customer traffic. According to a survey in the 2010 China Small Electronics Market Research Report, approximately 60% of Chinese consumers surveyed purchased small household appliances after being introduced to the product by in-store promoters. We anticipate having approximately 1,000 in-store promoters by the end of 2011, hired directly by us or through third party distributors. In the three months ended September 30, 2011, our salary expense increased $0.7 million, or 132%, compared to the same period in 2010 due to our hiring of additional employees to work as in-store promoters in the China domestic market, and increased bonus expense payable to these in-store promoters due to our increased sales. Our freight expense increased $1.0 million, or 66%, and promotion expense increased $0.8 million, or 1107%, compared to the same period of 2010 due to our increase in sales. General and administrative expenses for the three months ended September 30, 2011, decreased by $0.4 million , or 25.4%,  in comparison to the same period of 2010 due to our continuing efforts to control costs and improve efficiency.

Interest and Financing (Costs) Income, net

Interest and financing (costs) income, net, for the three months ended September 30, 2011, was a net gain of $62,144, a decrease of $90,633, or 59.3%, from a net gain of $152,777 for the same period of 2010. The change was due principally to interest income decreasing from $188,754 in the 2010 period to $62,144 in the 2011 period as our cash position decreased due to expenses incurred to expand our production capacity and to fulfill our general working capital needs.

Other Income, net

Other income for the three months ended September 30, 2011, was $41,149 compared to a $9,227 for the 2010 period, an increase of $31,922. The increase was due mainly to a grant of $39,471 received from the PRC government in the third quarter of 2011, to reward our efforts in developing our proprietary brand and the market for our products.

Foreign Exchange Transaction Gain (Loss)

Foreign exchange transaction loss for three months ended September 30, 2011, was $197,370 compared to foreign exchange transaction loss of $758,621 for the same period of 2010, a decrease of $561,251. The decrease was due principally to foreign exchange rate fluctuations.

Nine Months Ended September 30, 2011, Compared to the Nine Months Ended September 30, 2010

			$	%
	2011	2010	Change	Change
Revenue	$152,800,171	$113,616,453	$39,183,718	34.5
Cost of revenue	107,439,971	81,011,120	26,428,851	32.6
Gross profit	45,360,201	32,605,333	12,754,868	39.1
Selling, general and administrative expenses	14,101,990	9,250,414	4,851,576	52.4
Interest and financing (costs) income, net	170,844	434,376	(263,532)	(60.7)
Other income, net (including subsidy)	966,575	17,450	949,125	5,439.1
Foreign exchange transaction loss	(464,225)	(884,431)	420,206	(47.5)
Income tax expense	5,542,748	3,599,127	1,943,621	54.0
Net income	$26,388,657	$19,323,187	$7,065,470	36.6

Revenues

Our revenues for the nine months ended September 30, 2011, were $152.8 million, an increase of $39.2 million or 34.5% from $113.6 million for the nine months ended September 30, 2010. The increase in revenues was a result of our expansion of sales in the China domestic market. In addition, the average selling prices of our products increased 23.5% in the nine months ended September 30, 2011, compared to the average selling prices in the same period of 2010, conforming to our strategy of maintaining healthy profit margins across our product lines. We increased our China domestic market sales to $101.1 million in the nine months ended September 30, 2011, from $41.1 million in the same period of 2010, a 145.9% increase. Our products currently are available in more than 3,200 stores as of September 2011. Our customers include SuNing, who together with its wholly-owned subsidiary Song Qiao, is a prominent national electric appliance retail chain in China with more than 1,000 stores, who we sell our products to under a private label arrangement, and Gome, another prominent national electronic appliance retail chain in China with approximately 1,400 stores. We also added retail locations in other channels such as regional electric appliance retailers, wholesalers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. These results are on pace with our plan to capture the fast growth being experienced in the China domestic small appliance market.

Our sales in South America were $15.3 million for the nine months ended September 30, 2011, a $4.4 million or 22.3% decrease over the same period of 2010. Our sales in Asia, not including sales to China, were $13.3 million for the nine months ended September 30, 2011, a $6.0 million or 31.1% decrease over the same period of 2010. Our sales in Europe were $7.7 million for the nine months ended September 30, 2011, a $5.4 million or 41.2% decrease over the same period of 2010. Our sales in the Middle East were $9.6 million for the nine months ended September 30, 2011, a $2.6 million or 21.3% decrease over the same period of 2010.  We believe the decrease in sales in these regions was mainly due to the financial crisis. The recovery of the world-wide economy has been slower than we had initially anticipated.

Our sales in the U.S. were $4.1 million for the nine months ended September 30, 2011, a $2.9 million or 41.4% decrease over the same period of 2010, as we have, from time to time, turned away orders that do not meet our profit margin requirements. The economic recovery in the U.S. has been slower than anticipated and, as expected, our U.S. customers placed orders based on the slow recovery. We commenced sales to a new customer, a leading franchiser in the U.S., and started shipments to this customer in April 2011. We expect our U.S. revenues to recover in 2012 as the economic recovery progresses and we continue to engage new large U.S. customers that meet our profit margin requirements.

Following the financial crisis, we believe that many smaller suppliers in China with limited capital resources went out of business, leading to further consolidation in the industry. In addition, we noticed that buyers increasingly favored companies with financial strength, higher quality products, sufficient plant capacity and a track record of prompt delivery. Buyers placed greater emphasis on being able to source quality supplies without delays or interruptions. We utilized this market opportunity to add new accounts and increase sales volume with our existing customers.

Cost of Revenue

We include expenses in either cost of revenue or selling, general and administrative expenses based upon the natural classification of the expenses. Cost of revenue includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.  Our cost of revenue for the nine months ended September 30, 2011, was $107.4 million, an increase of $26.4 million or 32.6%, from $81.0 million for the same period of 2010. The increased cost of revenue in 2011 was due to the increase in sales. Our cost of revenue as a percentage of revenue remained constant at about 70% for the same period of both years.

Gross Profit

Our gross profit for the nine months ended September 30, 2011, was $45.3 million, an increase of 12.8 million, or 39.1%, from $32.6 million for the nine months ended September 30, 2010. The increase in gross profit was a result of our expansion of sales in the China domestic market, which resulted in an overall 146% increase in sales compared to the same period of 2010. Our gross margin remained relatively stable at 29.7% for the nine months ended September 30, 2011, compared to 28.7% for the same period of 2010, an increase of 1%. Our gross margin is higher in the China domestic market compared to the export market because products generally sell at much higher prices at retail and wholesale in China. Our gross margin is in line with other comparable companies specializing in small household and kitchen appliances in the China domestic market. In addition, we have continued to improve our manufacturing efficiency through in-house production of motors and other primary components of our products, thereby benefiting further from economies of scale.

Operating Expenses

Selling, general and administrative expenses includes expenses associated with the distribution of our products, sales efforts, including commissions payable to in store promotional staff, administration costs and other costs that are not incurred to support the manufacturing process. The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Statements of Consolidated Income. These expenses include warehousing costs, outbound freight charges and costs associated with distribution personnel. Selling, general and administrative expenses for the nine months ended September 30, 2011, were $14.1 million, an increase of $4.9 million, or 52.4%, from $9.3 million for the same period of 2010. Selling expenses for the nine months ended September 30, 2011, increased by $4.7 million, or 78.6%, in comparison to the same period of 2010, due to our significant increase in sales. Associated selling expenses include advertising to expand the market, increase brand awareness and generate the significant increase in sales. As expected, our direct advertising costs remained minimal during the nine months ended September 30, 2011, because we hire factory representatives and in-store promoters to promote our products directly to consumers at retail locations. We believe this direct in-store promotion approach, a standard practice in the small household appliances industry in China, is highly effective in marketing to consumers in the unique Chinese retail environment as compared to traditional mass media advertising channels, which can cause significant television and other mass media advertising expense without target customer interaction. According to a survey in the 2010 China Small Electronics Market Research Report, approximately 60% of Chinese consumers surveyed purchased small household appliances after being introduced to the product by in-store promoters. Our in-store promoters market our products exclusively and directly to in-store customer traffic. We anticipate having approximately 1,000 in-store promoters by the end of 2011, hired directly by us or through third party distributors. In the nine months ended September 30, 2011, our salary expense increased $1.3 million, or 125%, compared to the same period in 2010 due to our hiring of additional employees to work as in-store promoters in the China domestic market, and increased bonus expense payable to these in-store promoters due to increased sales. Our freight expense increased $1.6 million, or 45%, and promotion expense increased $1.3 million, or 1413%, compared to 2010 period due to our increase in sales. General and administrative expenses for the nine months ended September 30, 2011, increased by $0.1 million, or 4.1% in comparison to the 2010 period due to an increase in research and development expenses, spent to improve the quality of our products.

Interest and Financing (Costs) income, net

Interest and financing costs, net, for the nine months ended September 30, 2011, was a net gain of $170,844, a decrease of $263,532, or 60.7%, from a net gain of $434,376 for the same period of 2010. The change was due principally to interest income decreasing from $519,814 in the 2010 period to $170,844 in the 2011 period as our cash position decreased due to expenses incurred to expand our production capacity and to fulfill our general working capital needs.

Other Income, net

Other income for the nine months ended September 30, 2011, was $966,575 compared to a $17,450 for the 2010 period, an increase of $949,125. The increase was due mainly to a grant from the PRC government of $1,046,663 received in the 2011 period, in recognition of our promoting the local economy and our expansion in overseas markets.

Foreign Exchange Transaction Gain (Loss)

Foreign exchange transaction loss for nine months ended September 30, 2011, was $464,225 compared to foreign exchange transaction loss of $884,431 for the same period of 2010, a decrease of $420,206. The decrease was due principally to foreign exchange rate fluctuations.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three and nine months ended September 30, 2011, that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

In May 2010, we announced a $20 million share buyback program. We purchased 798,300 shares of our common stock on the open market during 2010 and returned such shares to the treasury for cancelation. We may purchase additional shares of our common stock from time to time on the open market pursuant to the buyback program.

Cash Flows

As of September 30, 2011, we had $26.8 million in cash and equivalents on hand. Our principal demands for liquidity are to help increase our sales in China by adding capacity, purchasing inventory and for sales distribution infrastructure and general corporate purposes. We anticipate that the amount of cash we have on hand as of September 30, 2011, as well as the cash that we will generate from operations, will satisfy these requirements.

At September 30, 2011, other current assets were $104.3 million and current liabilities were $31.4 million. Working capital was $99.7 million. The current ratio was 4.18:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$(7,127,119)	$1,344,182
Investing activities	2,092,557	(27,113,057)
Financing activities	(3,359,256)	(305,672)

Net cash flows used in operating activities for the nine months ended September 30, 2011, was $7.1 million compared to cash provided by operating activities of $1.3 million for the same period of 2010. The increased cash outflows from operating activities  despite an increase in our net income and increased advance from customers was attributable principally to increased inventory in stock, payments for accounts payables, tax payable and bank notes. The increase in our inventory is within our expectations and consistent with our strategy as we anticipate continued sales increases in the China domestic market.

Net cash flows provided by investing activities for the nine months ended September 30, 2011, was $2.1 million compared to net cash used of $27.1 million for the same period of 2010, which was principally from the return of a deposit due to not securing land use rights, partially offset by purchase of property and equipment and payment for construction in progress of our new building and workshop.

Net cash flows used in financing activities for the nine months ended September 30, 2011, was $3.4 million, compared to $0.3 million for the same period of 2010. The increase in cash outflows from financing activities was attributed principally to dividends paid totaling $3.4 million, as compared to the 2010 period, where we paid $0.3 million offering costs, received $6.9 million from exercise of warrants but paid approximately $7.0 million for the purchase of treasury shares.

We sell our products in the China domestic market through a broad range of distribution outlets including regional and national wholesalers and third party distributors. Our standard terms for accounts receivable for several of our large and established China domestic retailers is 180 days from the close of the billing cycle, which is 30 – 45 days after our products are delivered. These terms are customary for large and established China domestic retailers. Historically, we have not experienced late payments or bad debts under such terms from these select retailers. The term for accounts receivable for our other domestic customers is 30 – 90 days from the close of the billing cycle. We sell our products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. Our export sales-related account receivables typically are less than three months, depending on customer shipment schedules. Historically, we have not experienced significant bad debts from export sales. For the nine months ended September 30, 2011, we had accounts receivable turnover of 3.76 on an annualized basis, with sales outstanding of 97 days. For the same period of 2010, we had accounts receivable turnover of 5.12 on an annualized basis, with sales outstanding of 71days. The lower accounts receivable turnover and higher days outstanding in the nine months ended in September 30, 2011, compared to the same period of 2010, was due to our rapid growth in sales in the China domestic market, which typically have  longer accounts receivable schedules than in export markets. As we continue to focus on our expansion in the China domestic markets, our sales in the China domestic market may represent a larger percentage of our total revenue. We anticipate that our accounts receivable will remain in line with standard industry practice relating to accounts receivable  in China, which could be up to seven months.

Pending Litigation

On March 28, 2011, we filed suit in the Supreme Court of the State of New York, captioned Deer Consumer Products, Inc. v. Alfred Little, et al., Index No. 650823/2011, against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others. Our claims in this action allege the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for our common stock. We are claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by the defendants in connection with the alleged market manipulation scheme.  On August 29, 2011, we obtained a Court order allowing us to effect service of the summons and complaint upon defendant Alfred Little via email and related notice.  We effected service on Alfred Little pursuant to that order and on September 29, 2011, Alfred Little filed motions to dismiss the complaint for lack of personal jurisdiction and for permission to appear anonymously as a party in the litigation.  We will vigorously oppose both motions filed by Alfred Little.  In addition, on August 30, 2011, the Court granted defendant SeekingAlpha.com’s  motion to dismiss our claim against it on the ground that a Federal statute, the Communications Decency Act, 47 U.S.C. § 230, precluded the claim against SeekingAlpha.com.  The Company has filed an appeal to this decision.

On April 29, 2011, a purported securities class action lawsuit on behalf of the purchasers of our common stock between March 31, 2009, and March 21, 2011, James Rose v. Deer Consumer Products, Inc. et al, was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California. The court has not yet certified the class action status. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as, in the case of the individual defendants, the Section 20(a) control person provisions of the Exchange Act. The factual assertions in the complaint, based expressly on the published statements at issue in the Alfred Little suit described above, consist primarily of allegations that the defendants made materially false or misleading public statements concerning our financial condition in fiscal years 2010 and 2009. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of our common stock during the class period. A consolidated amended complaint was filed on September 6, 2011, with essentially the same allegations. We filed a motion to dismiss the lawsuit, which motion is scheduled to be heard on January 23, 2012.  We strongly deny the allegations in the complaint. We believe this lawsuit is frivolous and without merit and will contest it vigorously. We plan to pursue all legal remedies available to us if the complaint is not withdrawn in its entirety.

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

Our Annual Report on Form 10-K for the year ended December 31, 2010, contains information about our exposure to market risks under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” There has been no material change in our exposure to market risks during the three months ended September 30, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2011. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date because management had not completed remediation of the material weaknesses in our internal control over financial reporting identified during the fourth quarter of 2010, as described below and discussed in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

As of September 30, 2011, we are in the process of remediating the following material weaknesses identified by management in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The material weaknesses identified during management’s assessment as of December 31, 2010, were: (i) ineffective documentation and testing of information technology (“IT”) related controls over financial reporting; and (ii) a lack of technical accounting expertise among our financial staff regarding the requirements of the PCAOB Accounting Standard No. 5 and Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the assessment of internal control over financial reporting. In light of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting.

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

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2011, we filed suit in the Supreme Court of the State of New York, captioned Deer Consumer Products, Inc. v. Alfred Little, et al., Index No. 650823/2011, against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others. Our claims in this action allege the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for our common stock. We are claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by the defendants in connection with the alleged market manipulation scheme.  On August 29, 2011, we obtained a Court order allowing us to effect service of the summons and complaint upon defendant Alfred Little via email and related notice.  We effected service on Alfred Little pursuant to that order and on September 29, 2011, Alfred Little filed motions to dismiss the complaint for lack of personal jurisdiction and for permission to appear anonymously as a party in the litigation.  We will vigorously oppose both motions filed by Alfred Little.  In addition, on August 30, 2011, the Court granted defendant SeekingAlpha.com’s  motion to dismiss our claim against it on the ground that a Federal statute, the Communications Decency Act, 47 U.S.C. § 230, precluded the claim against SeekingAlpha.com.  The Company has filed an appeal to this decision.

On April 29, 2011, a purported securities class action lawsuit on behalf of the purchasers of our common stock between March 31, 2009, and March 21, 2011, James Rose v. Deer Consumer Products, Inc. et al, was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California. The court has not yet certified the class action status. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as, in the case of the individual defendants, the Section 20(a) control person provisions of the Exchange Act. The factual assertions in the complaint, based expressly on the published statements at issue in the Alfred Little suit described above, consist primarily of allegations that the defendants made materially false or misleading public statements concerning our financial condition in fiscal years 2010 and 2009. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of our common stock during the class period. A consolidated amended complaint was filed on September 6, 2011, with essentially the same allegations. We filed a motion to dismiss the lawsuit, which motion is scheduled to be heard on January 23, 2012.  We strongly deny the allegations in the complaint. We believe this lawsuit is frivolous and without merit and will contest it vigorously. We plan to pursue all legal remedies available to us if the complaint is not withdrawn in its entirety.

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

DEER CONSUMER PRODUCTS, INC.
(Registrant)
Date: November 9, 2011	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1 †	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

† Filed herewith
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