Form 10-K
period 2011-12-31
Deer Consumer Products, Inc.
filed 2012-03-29
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
Yes  ☐    No  ☒

At June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $138,700,975, based on the last sale price of the registrant’s common stock. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

At March 28, 2012, there were 33,592,562 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Deer Consumer Products, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Deer,” the “Company,” “we,” “us” and “our” refer to Deer Consumer Products, Inc. and its subsidiaries. This report contains forward-looking statements regarding Deer that include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

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

Additionally, this report contains statistical data we obtained from various publicly available government publications and industry-specific third party reports. Statistical data in these publications also include projections based on a number of assumptions. The changing nature of our customers' industries results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our market. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

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

PART I

Item 1. Business

General

We are a leading Chinese designer, manufacturer and seller of quality small home and kitchen electric appliances. We develop, promote, manufacture and sell a broad range of stylish, safe and easy to use products including blenders, juicers and soy milk makers that are designed to make today’s lifestyles simpler and healthier. Our products are sold in the China domestic and export markets. In the China domestic market, our products target China’s growing middle class and are sold primarily under the Deer brand name (德尔) as well as under one store brand for a retailer’s private label program. In the export market, we manufacture our products for leading overseas consumer products companies which sell them under brand names including Black & Decker® and Betty Crocker Kitchens, as well as store brands for retailer’s private label programs.

While we have traditionally generated the majority of our sales in the export market, urbanization, rising family incomes and higher living standards have spurred demand for small appliances in China. To capture this market opportunity, we introduced the Deer brand (德尔) of appliances to the China domestic market in April 2008. We believe the Deer brand (德尔) will continue to grow significantly as the domestic demand for our products increases in China with increased living standards. We sell our products to distributors as well as directly to customers and our products are found worldwide.

We believe Deer is positioned to become a leading brand in China’s rapidly growing small home and kitchen electric appliance sector and will continue to be a leading international Original Design Manufacturer (“ODM”) and Original Equipment Manufacturer (“OEM”). We believe we will be able to maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our ODM and OEM products, our excellent relationships with our large customers and our aggressive expansion in China.

Historically, we have served as an ODM and OEM for leading international consumer product companies. In 2011, 32% of our revenues were from the export market. Since inception, we have focused on establishing and growing relationships with our leading international customer base including Focus Electrics Group, which offers Back to Basics and West Bend products, Applica Incorporated, which offers Black & Decker® products, and Sattar. Our experience in the export business has also enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue the highly attractive domestic market opportunity.

We were incorporated in Nevada on July 8, 2006, under the name of Tag Events Corp., as a musical event organization and promotion company with minimal operations. On September 3, 2008, we changed our name to Deer Consumer Products, Inc. and entered into and consummated a series of agreements that resulted in the acquisition of all of the ordinary shares of Deer International Group Ltd., a corporation organized under the laws of the British Virgin Islands (“Deer International”), parent of its wholly owned subsidiaries, Winder Electric Group Ltd. (“Winder”), which is a wholly foreign-owned enterprise (“WFOE”) and responsible for research, production and delivery of goods, and Delta International Limited (“Delta”), a subsidiary for Winder responsible for marketing operations.

The acquisition of Deer International’s ordinary shares was accomplished pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated September 3, 2008 (the “Share Exchange Agreement”), by and between Deer International and the Company. Pursuant to the Share Exchange Agreement, we acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock, for the issuance of 15,695,706 shares of our common stock to the shareholders of Deer International (the “Share Exchange”). Concurrently with the closing of the transactions contemplated by the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Crescent Liu, our former Director and Chief Executive Officer, pursuant to which he returned 5,173,914 shares of our common stock to us for cancellation. Mr. Liu was not compensated in any way for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had 19,652,226 shares of common stock issued and outstanding.

We plan to continue to target the China domestic market by expanding our production and manufacturing facilities in 2012. We incorporated two new subsidiaries of Deer International, Deer Technology (AnHui) Co., Ltd. (“Deer Technology”) and Anlin Technology (AnHui) Co., Ltd. (“Anlin Technology”), on April 30, 2010, for the purpose of establishing a new factory in the Wuhu area of AnHui Province in central China. Wuhu is located on the banks of the Yangtze River within hours from Shanghai and Nanjing, which are some of China’s most populous and economically developed regions. This central location will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and distribution center, will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market. We completed the construction of fencing, sewage system, water pipes, gas and utilities, the factory’s main entrance and leveling the land during the last quarter of 2011, and we plan to complete the construction of certain workshops and the warehouse in 2012. We anticipate using our new facilities in AnHui to fulfill China domestic orders, and the pace of construction will be determined by the pace of our expansion in the China domestic market. Once operations commence at the AnHui factory, we plan to transition our current facilities in Yangjiang, Guangdong province in south China, which do not operate at full capacity currently, to be used primarily for fulfilling export orders. These two facilities are about 1,000 miles apart and management anticipates needing the additional capacity at the new facilities in AnHui over the next few years. This additional capacity will be brought online incrementally in accordance with our domestic expansion strategy.

Our principal offices are located at Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057.  Our telephone number is (86) 755-8602-8285. Our website is www.deerinc.com. Copies of our annual, quarterly and current reports and any amendments to these reports filed with or furnished to the SEC are available free of charge through our website at www.deerinc.com as soon as reasonably practicable after filing with the SEC. We make available free of charge on our website our Code of Conduct and charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Products

We are a U.S. holding company with no material assets other than the stock of our wholly owned subsidiaries, including Winder, our operating subsidiary that manufactures our small home and kitchen electric appliances for the consumer market in China and for export markets. In 2011, blenders were our largest selling product, accounting for 33% of our revenues, with no other product accounting for more than 10% of revenues. In 2010 and 2009, our largest selling products were blenders and juice extractors, which accounted for 49% and 22% of our revenues in 2010, respectively, and 51% and 21% of our revenues in 2009, respectively. Our other principal products include soy milk makers, food processors, popcorn makers, meat grinders, coffee machines and hot water kettles. Our product portfolio has included over 250 different product varieties in the last 10 years. We plan to expand our product lines further into growing appliance segments, such as our introduction of rice cookers and toasters in 2011, and humidifiers and dehumidifiers in 2010. In 2012, we plan to offer such new products as vacuum cleaners, waters purifiers and complete, integrated kitchen, bathroom and household systems.

We offer Original Brand Manufacturing (“OBM”), ODM and OEM products for the China domestic market and export market. OBM products are designed, manufactured and sold by us under the Deer brand name (德尔). These products are sold primarily to domestic Chinese retailers for sale in China. We have traditionally acted as both an ODM and OEM for the export market. Under ODM agreements, we design and manufacture products primarily for large, international consumer products companies who in turn sell the products under brand names such as Black & Decker®. We provide our ODM customers with a research, design and development solution to address their home and kitchen electronic appliance needs. Our research and development team can work alone or in tandem with a customer’s product design group to create new designs. We own all the tooling and own or have an exclusive perpetual license to use all of the intellectual property and designs for our ODM products. Because of our design and development solution, our rights to use the product design and ownership of the tooling, customers that purchase ODM products tend to be less likely to switch suppliers relative to customers that purchase OEM products. Most of our international customers are ODM customers and we have ongoing dialogue with them regarding potential new products. Many of these customers pay for the tooling and thus are incentivized financially to continue to buy the products from us. OEM products are outsourced by electrical appliance manufacturers to us for production. We produce appliances for these clients, which consist of both China domestic retailers and international consumer products companies, based on their custom specifications and designs.

Our products have obtained the requisite safety approvals for sale in China and our principal export markets, including: CE (European Union), GS (Germany), ETL/UL/CUL (North America) and CB (International). Management believes that, domestically, our products retail for significantly less than the price of imports of comparable quality and at slight discount to the products of other domestic brands because of our cost-saving ability to produce components in-house. We offer an extensive array of products with varying sizes, functionality, price points and applications. This strategy enables us to reach a broad range of customers with our products in both the China domestic market and export market.

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

According to the China Household Electrical Appliances Association, the China domestic market maintained steady growth in 2011, with an increase in high-end products sales and sales through e-commerce platforms. The overall appliance industry reached a record high in 2011, with industry sales output of $169 billion in 2011, up 17% over 2010. In addition, small appliance production increased in 2011, with a 9% increase in sales of electric fans, a 3% increase in vacuum cleaners and an 8% increase in rice cooker sales. Further development in the industry is expected in 2012 as urbanization trends in China continue and domestic consumption continues to rise. According to the China Household Electrical Appliances Association, the average household in China owns less than 10 small electric appliances, which is far less than the average household in a developed country with almost 40 electric appliances, highlighting the vast potential of the market in China. The expansion of the China domestic market is due, in part, to the country’s rapid economic growth. According to the International Monetary Fund, China’s real gross domestic product, or GDP, has grown an average of 10.9% annually since 2006. China has a large population, including a rapidly expanding middle class and younger, urban consumer bases, which offers a large pool of potential consumers. China’s market population of middle class and affluent consumers is projected to grow to more than 400 million by 2020 from 150 million, according to the Boston Consulting Group. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle class consumer base. We continue to target this growing China domestic market, and have increased our sales to the China domestic market significantly over the past three years.

Production

We operate 13 tooling houses, 291 injection-molding machines, 27 production lines and possess an estimated annual production capacity of 14 million units. We anticipate expanding our production and manufacturing capabilities by building a new factory in the Wuhu area of central China, which will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and attendant distribution center, will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market. We completed the construction of fencing, sewage system, water pipes, gas and utilities, the factory’s main entrance and leveling the land during the last quarter of 2011, and we plan to complete the construction of certain workshops and the warehouse in 2012. The pace of construction will be determined by the pace of our China domestic market expansion. We anticipate transitioning our factory located in Yangjiang, Guangdong province in south China, which currently does not operate at full capacity, to be used primarily for fulfilling export orders whereas we anticipate using our new facilities in Anhui to fulfill China domestic orders. These two facilities are about 1,000 miles apart and management anticipates needing the additional capacity at the new facilities in AnHui over the next few years. This additional capacity will be brought on line incrementally in accordance with our domestic expansion strategy.

As part of our manufacturing best practices, as well as our contribution to environmental improvement, our manufacturing department recycles and reuses plastic scraps, defects, waste and quality rejects as raw materials. At current manufacturing levels, approximately 100 tons of our waste is recycled and reused in our manufacturing monthly. Our manufacturing capacity is fully integrated, with in-house capabilities to produce everything from internal components, including electrical motors, to exterior components and final assembly. Our facilities are largely automated, which helps to ensure consistent product quality and lower our labor costs. We believe that our vertically integrated and automated manufacturing capabilities provide us with a competitive advantage as it enables us to consistently produce low-cost, high-quality products for our customers, while contributing to our ability to generate attractive gross margins. Furthermore, we believe our in-house production of motors used in our products gives us a significant cost advantage over our competitors.

We implemented a cost control program that continues to improve productivity by automating or consolidating manual assembly operations while increasing workflow safety, quality and efficiency. To determine which components can be produced by us at lowest cost, we evaluate third-party suppliers of components or of products from time to time. Based on our research, we determine if components used in our products would be produced more efficiently at our facilities or outsourced to a third party. From time to time we use third party manufacturers in order to offer a broader range of products in SKUs we do not already produce, which allows us to rapidly expand our product offerings and further enhance our retail store presence in the China domestic market. To date, all our production agreements with third party manufacturers are short-term in nature.

Sales and Marketing

Our marketing strategy continues to emphasize the following goals:

•	Aggressively expand sales of our Deer brand (德尔) products in the China domestic market by increasing advertising and continuing to enter large retail appliance chains and department stores;
•	Expand exports of our products and increase our ODM and OEM export business; and
•	Pursue deeper penetration and development of our customer base in the emerging South America, Southeast Asia, Africa and Middle East markets.

During 2011, we increased sales and distribution of our Deer brand (德尔) products to the China domestic market by establishing a direct sales channel presence at domestic retail stores across China, including Gome, SuNing and Rainbow Department Stores. We also commenced sales through Taobao, a Chinese-language third party shopping website. The offering of our products by these large and well-known nationwide retailers provided our products with a high degree of visibility throughout China. We also hire promoters at the retail stores to introduce our products directly to in-store customer traffic. In addition, we engaged in direct advertising of our products in subways, taxi stations, commercial building elevators and industry magazines in highly populated cities of China, including Beijing and Guangzhou, and renovated our product showroom in Shenzhen. Our Deer brand (德尔) products currently are our principal product line, but we also sell products in the China domestic market under other registered brand names for which we own or have user rights, including: Kyowa, D&R, Blendermate, K-tec, Blendtec, NOWAKE, 万灵winder, MJ-176NR, Bartec’ and aiders.

Due to the slower than expected worldwide economic recovery, we experienced an overall decrease in customer orders from North America, South America, Asia, Africa and the Middle East. We also turned away certain orders from these areas that did not meet our profit margin requirements and instead focused on sales of our higher margin products, including those manufactured under the Deer brand (德尔). We are seeking to recover and refocus these sales by continuing to market our products through various channels, including our participating in exhibitions such as the Canton Fair, the largest import and export trade fair in China and a leading venue for Chinese exporters to exhibit and sell their goods to the international markets. The Canton Fair is a significant source of export-oriented new business for us each year. We also maintain regular contacts with current and new international customers to solicit repeat orders and obtain new orders. In addition, we commenced sales to a new customer, a leading franchiser in the U.S., in April 2011. We expect our U.S. revenues to recover in 2012 as the economic recovery progresses and we continue to engage new large U.S. customers that meet our profit margin requirements.

As of December 31, 2011, our sales and marketing department consisted of 453 employees, including in-store promoters dedicated primarily to increasing our brand awareness among the Chinese consumer. From time to time, we hire part-time marketing personnel to help market our products at trade shows and third-party sales agents who introduce new customers to the Company. Our target customer in the China domestic market is the middle class urban consumer whose socioeconomic status is improving along with China’s growing GDP and whose disposable income is improving in-line with their quality of life. Our sales team plans to achieve greater brand awareness by expanding our product distribution across the major regions of China and by establishing new sales channels with local and national distributors and retailers, including establishing a direct channel presence at retail locations. Our products currently are available in approximately 4,000 store locations in China.

All of these marketing efforts resulted in an increase of our sales through traditional and non-traditional channels.  Our sales through traditional channels, including retail stores in China such as Gome and SuNing, a wholly-owned subsidiary of Song Qiao, expanded to $122.6 million in 2011 from $58.7 million in 2010 and $11.5 million in 2009. In addition, our sales through non-traditional channels, such as hospitality, restaurant and commercial channels, increased to $30.9 million in 2011 from $18.2 million in 2010 and $2.9 million in 2009. We provide heavy-duty commercial blenders and juicers to bars, hotels, restaurants and coffee houses for preparing drink concoctions and smoothies. In addition, we also provide small appliances such as hot water kettles for use in hotel guest rooms. Major appliance retailers have used our products as a complimentary gift for customers who buy large-ticket items. China’s postal offices offer reward point systems that allow their customers to redeem their points for our products. We plan to continue to expand in these sales channels in 2012.

Suppliers

Our major raw material purchases include petroleum-based resins and chemicals for plastic production such as AS, PP and ABS resins, and silicon steel sheets and copper. Currently, less than 20% of our raw materials are imported, with the majority sourced domestically in China through various local suppliers using cost and availability selection criteria. More than half of these domestic materials can be purchased within the Pearl River Delta region near our Yangjiang production facilities. Our principal suppliers are: Hong Bo, Zhong Hua (Sino-Chem), Hua Mei, Chuanggao, Feng Shun, Jinhu, Xinyide, JiaJing and Ming Gang.

We seek to maintain two or more quality suppliers for each type of raw material purchased. By maintaining relationships with more than one supplier, we benefit from a more stable supply chain and more competitive prices. We hold our suppliers to strict quality and delivery specifications.

We do not maintain fixed supply contracts. Components and raw materials are ordered when needed to meet production needs. If a change of suppliers is necessary, we believe we can quickly fulfill supplies from another source without impacting production. Strategic materials are purchased from several suppliers and we have no sole source suppliers. We are backward-integrated and depend on suppliers mainly for raw materials. We produce most of our product components in-house, including manufacturing our own micro-motors, a key component used in our blenders and juicers, thereby further reducing our reliance on outside suppliers.

Customers

We sell our products in the export market to consumer product companies which in turn offer products worldwide under numerous high-quality brand names such as Black & Decker®, Disney and Betty Crocker Kitchens. In the China domestic market, we sell our products to retail stores through agents acting as intermediaries and distributors. Our three largest customers in 2011, Gome, Reed Sea and Suyi accounted for 38%, 13% and 11% of our revenues, respectively. Our other top customers in 2011 included: SuNing, Focus Electric, Novel, Sattar, Corbeta, Yunqing and Tianhong.

China Domestic Market

Our sales to the China domestic market have increased significantly over the past 3 years, representing 68%, 43% and 18% of our revenues in 2011, 2010 and 2009, respectively. We anticipate that a majority of our revenues will continue to come from sales to the China domestic market. We believe that retail consumers in the China domestic market seek quality, convenience and price. We currently sell our products to retail stores through agents, as we do not yet operate our own distribution center in China. We anticipate commencing operations of our distribution center in the Wuhu area of central China in 2012, thereby reducing our reliance on third party agents for distribution of our products in China. Agents buy our products and hold the inventory for various retail locations, serving as an intermediary between us and the store. Since 2010, our Deer brand (德尔) products have been sold through Gome, one of China’s largest domestic retailers, and many other retail locations across China. We also sold our products to SuNing, a prominent national electric appliance chain in China and wholly owned subsidiary of Song Qiao, under a private label arrangement. Our products currently are available in approximately 4,000 store locations in China. In addition, we have commenced sales through Taobao, a prominent Chinese-language e-commerce website.

Export Market

Sales to customers outside of China accounted for 32%, 57% and 82% of our revenues in 2011, 2010 and 2009, respectively. In the export market we serve primarily as an ODM for large overseas appliance brands with sales made both directly and indirectly to consumer product companies. We believe most international ODM and OEM customers look for high quality and stylish products from a reliable manufacturer which can meet their specifications on time and at their price points. Since inception, we have focused on establishing stable and positive customer relationships and have developed a loyal and strong customer base with foreign export clients such as Focus Electrics Group, which offers Back to Basics and West Bend products, Applica Incorporated, which offers Black & Decker® products, and Sattar. Although we generally do not enter into fixed agreements as to sales quantities on a monthly or annual basis, our customers generally provide us with their annual sales forecast, often with a specific monthly breakdown. These forecasts allow us to better plan for our raw material and labor needs in the upcoming year to meet our customers’ requirements. While this is not a fixed contract, the arrangement benefits our customers by establishing a source of appliances for their retail consumers and provides us with a good indication of demand for our products. In the past, their forecasts have been consistent with their purchases in the following year. We believe the majority of our customers in the export market view us as a strategic long-term supplier and value the quality of our products, our timely delivery and sophisticated design capabilities.

Competition

China Domestic Market

In the China domestic market, we face competition from premium-priced foreign brands as well as from other Chinese appliance manufacturers. These include companies such as Midea, Hisense, Galanz, Supor, Elec-Tech and Tsann Kuen (Taiwan) that offer products priced comparably with our products. We believe that we are able to expand aggressively in the China retail market because of the following competitive factors:

☐
Reputation as a High-Quality Producer—Many Chinese consumers desire appliances that are safe, stylish and priced reasonably. We are known for our extensive ODM production for global consumer product goods companies and Chinese consumers associate the Deer brand (德尔) with the same safety and style as these foreign brands at a better price.

☐	Varied Product Menu—We offer products with varying size, functionality, price points and applications to reach a broad customer base.

☐
Experience—We have extensive experience designing and manufacturing blender and juicer products. Many of the competing domestic brands outsource design and manufacturing to small domestic factories with limited experience in designing and manufacturing blender and juicer products.

☐
Limitation of Foreign Brands—Many foreign brands with design capabilities typically retail at significantly higher prices than our products. On the other hand, foreign brands without design capabilities do not own the rights to the designs and hence cannot sell their products in China.

Export Market

In the export market, we compete against other ODM and OEM manufacturers located mostly in China. More recently, we have experienced increased competition from other ODM and OEM manufacturers operating in regions with low labor costs such as Eastern Europe and other Southeast Asian countries. In order to compete effectively, we employ the following practices:

☐
ODM capabilities—It is less efficient for customers with multiple product lines to maintain in-house research and design capabilities for kitchen appliances. As an ODM, we maintain an engineering staff that researches and designs products to meet the stylistic and functional needs of our customers. Our ODM capabilities are highly valued by our customers;

☐	Experience—We design quality and stylish products on a timely basis. We believe our experience and proven performance provide a competitive edge over other manufacturers;

☐
Vertical Integration—We produce almost all of our product components in-house, allowing us to capture the profit margin and taxes that we would otherwise pay to a supplier if the components were sourced externally. Through vertical integration, we also achieve greater product standardization and we are better able to manage our supply chain; and

☐
Customer Service—Our sales managers maintain close contact with our customers to be responsive to any special modifications or product needs to best fit their respective markets. In addition, our sales directors often travel to meet with customers during the year.

Intellectual Property

We and our subsidiaries have historically licensed the right to use patents from various parties, including from our Chairman and Chief Executive Officer, Ying He, his brother, FaMin He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. In December 2008, we entered into transfer agreements that intended to transfer the ownership of patents and trademarks used by us from Messrs. He and He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd., to Winder. Winder entered into a supplemental agreement to these transfer agreements to clarify that Winder has a license to use the patents and trademarks which will continue on a perpetual, exclusive, world-wide and royalty-free basis, and which may not be cancelled by the licensor or grantor until the registration of the ownership transfers of the patents and trademarks becomes effective. We have been relying on this license, which is sufficient to grant all rights necessary for us to conduct our operations, we have not taken any steps to register the transfer of the above mentioned patents and trademarks, nor do we intend to do so.

We own or use seven trademarks, including Deer, Kyowa, D&R, Blendermate, K-tec, Blendtec and NOWAKE, and one copyright, each of which is registered with the China Trademark Office under the State Administration for Industry & Commerce of the PRC. Of the trademarks, three expire in 2013, one expires in 2014 and three expire in 2017.

Research and Development

To maintain our competitive edge, we consistently invest in research and development to keep pace with new technologies and improve efficiencies in design and cost. We have a team of 63 research and development and technical employees that continuously improve our products and enable us to compete with other manufacturers. We spent $188,658, $777,783 and $602,550 on research and development in 2011, 2010 and 2009, respectively. While we have no formal written alliances, we work with several household electric associations who consult for us intermittently.

Governmental and Environmental Regulation

General

Our business and company registrations are in compliance in all material respects with the laws and regulations of the municipal and provincial authorities of Guangdong Province and the PRC. Our products have obtained the requisite safety approvals to sell in export markets allowing us to label products with the marks of CE (European Union), GS (Germany), ETL/UL/CUL (North America) and CB (International). We have also obtained the necessary licenses and certifications to manufacture and sell our products in the China domestic market.

Business License

A company that conducts business in the PRC must have a business license that prescribes the scope of business to be conducted. The business licenses of our PRC subsidiaries cover our present business of manufacturing small home and kitchen electric appliances for sales overseas and domestically. If we were to expand our business beyond the scope of our business licenses, we would be required to apply for and receive approval from the PRC government.

Consumer Product Regulations

In order to produce small home and kitchen electric appliances, we must obtain China Compulsory Product Certification, or CCC authentication, for all our products. CCC authentication is a product conformity assessment system performed by the Chinese government based on the WTO agreement and prevailing international rules, with the purpose of protecting consumers, the safety of personal and animal life, the environment and national security. Products must be tested before receiving CCC authentication, and can be exported, imported and sold only after they pass such tests. All of our products have received CCC authentication.

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

We currently do not incur any material costs in connection with our compliance with the applicable PRC environmental laws as our manufacturing processes generate minimal discharge and we recycle and reuse much of our manufacturing waste materials. Furthermore, the cost of maintaining compliance with such environmental laws has not, and we believe, in the future, will not, have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

All of our employees based exclusively within the PRC are covered by the new laws. As there has been little guidance and precedents as to how the LCL and its Implementing Rules shall be enforced by the relevant PRC authorities, there remains uncertainty as to their potential impact on our business and results of operations. The implementation of the LCL and its Implementing Rules may increase our operating expenses, in particular our personnel expenses and labor service expenses. The compensation and procedures required under the LCL may add substantial costs and cause logistical burdens to us. Prior to the new law such compensation was often structured as part of the employee’s salary during employment, and was not an additional compensation cost. In the event that we decide to terminate employees or otherwise change our employment or labor practices, the LCL and its Implementing Rules may also limit our ability to effect these changes in a manner we believe to be cost-effective or desirable, which could adversely affect our business and results of operations. In particular, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns such as the recent financial turmoil may be affected. In addition, during periods of economic decline when mass layoffs become more common, local regulations may tighten the procedures by, among other things, requiring the employer to obtain approval from the relevant local authority before conducting any mass layoff. Such regulations can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition. We believe we are in material compliance with all applicable laws and regulations related to our employees.

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

Foreign Currency Exchange

The principal regulation governing foreign exchange in the PRC is the Foreign Currency Administration Rules (IPPS), as amended. Under these rules, the Renminbi, the PRC’s currency, is freely convertible for trade and service-related foreign exchange transactions (such as normal purchases and sales of goods and services from providers in foreign countries), but not for direct investment, loan or investment in securities outside of China unless the prior approval of the SAFE is obtained. Foreign-Invested Enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” With such registration certificates, FIEs are allowed to open foreign currency accounts including a “current account” and “capital account.” Further, the currency conversion is classified as “current item” and “capital item” according to its nature. Currency conversion within the scope of the “current items,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE, but such transactions are subject to the consent of banks authorized by the SAFE to review “current items” currency transactions, and it is possible that such banks would not consent to our making such payments. However, conversion of currency under the “capital items,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

On October 21, 2005, SAFE issued a public notice named Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Return Investments via Overseas Special Purpose Vehicles, or the Circular 75, requiring PRC residents, including both legal persons and natural persons, to register with an appropriate local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. When a PRC resident contributes the assets or equity interests it holds in a PRC company into the offshore special purpose company, or engages in overseas financing after contributing such assets or equity interests into the offshore special purpose company, such PRC resident shall modify its SAFE registration in light of its interest in the offshore special purpose company and any change thereof. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, long-term equity investment or creation of any security interest. To further clarify the implementation of Circular 75, SAFE issued Circular 106 on May 29, 2007. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing in a timely manner of SAFE registrations by the offshore holding company’s shareholders who are PRC residents. If these shareholders fail to comply, the PRC subsidiaries can report to the local SAFE authorities to be exempted from liabilities. In the event of a failure to comply with the above SAFE registration requirements, the PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions.  We believe we are in material compliance with Circular 75 as we were permitted to distribute the profits of our PRC subsidiaries to our offshore parent company, and convert the same into USD, in connection with the payment of quarterly dividends to our shareholders in 2011.  We also believe we are in compliance with Circular 106.

On August 29, 2008, SAFE promulgated a notice, or Circular 142, regulating the conversion by an FIE of foreign currency into Renminbi by restricting how the converted Renminbi may be used. Circular 142 requires that the registered capital of an FIE settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of an FIE settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used for purposes within the FIE’s approved business scope. Violations of Circular 142 will result in severe penalties, including substantial fines as set forth in the PRC Foreign Exchange Administration Regulations. We believe we are in compliance with Circular 142.

Taxation

On March 16, 2007, the National People’s Congress approved and promulgated the Enterprise Income Tax (EIT) Law. The EIT Law took effect on January 1, 2008. Under the EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations. For the enterprises whose applicable tax rate was 24%, the tax rate was changed to 25% from January 1, 2008. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the EIT Law. While the EIT Law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government, whether FIEs or domestic companies. According to the EIT Law, entities, such as the Company, that qualify as high-technology especially supported by the PRC government are expected to benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. Nevertheless, there can be no assurances the Company will continue to qualify as a high technology company supported by the PRC government in the future, and benefit from such preferential tax rate.

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

Seasonality

We typically experience stronger third and fourth calendar quarters as our products are subject to significant seasonality and fluctuations in demand typical of the consumer goods industry in China and generally caused by our customers preparing for the major national holiday seasons worldwide.

Employees

As of December 31, 2011, we had 890 employees, consisting of full and part-time employees. We believe we maintain strong ties with our employees and retention has been stable. We enter into standard labor contracts as required by the PRC government, and all employee contracts adhere to both state and provincial employment regulations and all social security regulations. We do not have collective bargaining agreements with our employees.

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

Our largest raw materials purchases consist of plastics (AS, PP and ABS resins, which are derived from petroleum), stainless steel and copper. As such, fluctuations in the price of oil, steel and copper on the international markets will impact our operating costs and related profits. International oil prices have risen recently. The price of most plastics moves in relation to oil prices and all electrical appliance manufacturers are affected by cost increases and benefit from decreases.

Our profitability depends in part upon the margin between the cost to us of certain raw materials used in the manufacturing process, as well as our fabrication costs associated with converting such raw materials into assembled products, compared to the selling price of our products, and the overall supply of raw materials. We do not engage in hedging transactions to protect against raw material fluctuations, but attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance. It is our intention to base the selling prices of our products in part upon the associated raw materials costs to us. However, we may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of the raw materials through to our customers. Although we are currently able to obtain adequate supplies of raw materials, it is impossible to predict future availability or pricing. The inability to offset price increases of raw materials by sufficient product price increases, and our inability to obtain raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Fluctuation in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our revenue may be denominated. Because a portion of our sales are currently made in the export market, and all of our earnings and cash assets are denominated in Renminbi, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business, financial condition or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend.

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

Loss of or failure to renew any or all of our licenses and permits may result in a material adverse effect on our results of operations.

In accordance with the laws and regulations of the PRC, we are required to maintain various licenses and permits in order to operate our electrical appliance products manufacturing business. We must maintain a Business License, Certificate of Approval for Establishment for Enterprises with Foreign Investment in the PRC and Organization Code Certificates for each of our PRC subsidiaries. Collectively, the Business Licenses of our PRC subsidiaries permits us to operate our electric appliance products manufacturing business and to sell our products domestically and internationally. In addition, all of our products must maintain China Compulsory Product Certifications, or CCC Authentications, which certifications are required before our products may be sold in China. We are also required to comply with applicable PRC hygiene and safety standards in relation to our production processes. Our production processes are subject to periodic inspections by PRC regulatory authorities for compliance with applicable regulations. While we currently maintain and intend to renew all required licenses before expiration, the loss of or failure to renew such licenses and production permits could result in the temporary or permanent suspension of some or all of our production or distribution operations and could adversely affect our revenues and profitability.

We may experience material disruptions to our manufacturing operations, which could negatively impact our financial results.

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

We cannot be certain that our product innovations and marketing successes will continue, which could adversely affect our business.

We believe our past performance has been based on, and our future success will depend, in part, upon our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you we will be successful in introducing, marketing and producing any new products or product innovations, or that we will develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to keep pace with rapid technological changes and competition in our industry, which could reduce our sales and cause us to lose market share.

While we believe we have hired or engaged personnel and outside consultants who have the experience and ability necessary to keep pace with advances in technology, and while we continue to seek out and develop “next generation” technology through our research and development efforts, there is no guarantee we will be able to keep pace with technological developments and market demands in this evolving industry and market. In addition, our industry is highly competitive. We face competition from other manufacturers of products similar to our products, often from competitors with substantially more capital and other resources. Some of our competitors’ advantages over us in both the areas of products, marketing, and services include the following:

	substantially greater revenues and financial resources;

	stronger brand names and consumer recognition;

	the capacity to leverage marketing expenditures across a broader portfolio of products;

	pre-existing relationships with potential customers;

	more resources to make acquisitions;

	lower labor and development costs; and

	broader geographic presence.

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

Our success will depend on our ability to expand and manage our operations and facilities. There can be no assurance that we will be able to manage our growth, meet the staffing requirements for our business or for additional collaborative relationships or successfully assimilate and train new employees. In addition, to manage our growth effectively, we may be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance our management skills and systems currently in place will be adequate. Moreover, there can be no assurance we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

Our inability to successfully manage the inherent risks in our domestic and export activities could adversely affect our business. Because of the risks associated with conducting such operations, including the risks listed above, there can be no assurances that any new market expansion will be successful.

We and our subsidiaries only have a perpetual, exclusive, worldwide and royalty-free license to use certain patents and trademarks used in our business, which could require us to litigate or arbitrate to retain such license rights if the licensors contest the license agreement.

We and our subsidiaries have historically licensed the right to use patents and trademarks from various parties, including from our Chairman and Chief Executive Officer, Ying He, his brother, FaMin He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd. In December 2008, we entered into transfer agreements that intended to transfer patents and trademarks used by us from Messrs. He and He, Shenzhen De Mei Long Electric Appliances Co., Ltd. and Shenzhen Kafu Industrial Co., Ltd., to Winder. Any transfer of the ownership of patents and trademarks in China requires that the transfer agreements be registered with the State Intellectual Property Office of the PRC and the China Trademark Office under the State Administration of Industry and Commerce of the PRC, respectively. In the absence of such registration, the transfers would be ineffective under PRC law. To clarify the transfer and safeguard our right to use these patents and trademarks, Winder has entered into a supplemental agreement to such transfer agreements whereby the original intellectual property holders clarified that a transfer of ownership was intended and that Winder has a license to use the patents and trademarks  which will continue on a perpetual, exclusive, worldwide and royalty-free basis, and which may not be cancelled by the licensor or grantor until such time as the ownership of such patents and trademarks are effectively transferred to Winder. This license is set forth in a supplemental agreement entered into between the Company and the aforementioned licensors on November 19, 2009, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 20, 2009.  Because we have been relying on such license, which is sufficient to grant all rights necessary for us to conduct operations, we have not taken any steps to register the transfer of the above-mentioned patents and trademarks, nor do we intend to do so. However, if any of the licensors contests the supplemental agreement, our business may be adversely affected as Winder may have to litigate or arbitrate to retain such license rights.

We may not be able to protect our technology and other proprietary rights adequately, and litigation to protect our proprietary rights may be costly.

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties both domestically and abroad. Despite our efforts, any of the following occurrences may reduce the value of our owned and used intellectual property:

☐	issued patents and trademarks that we own or have the right to use may not provide us with any competitive advantages;

☐	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology or that of those from whom we license our rights to use;

☐	our efforts may not prevent the development and design by others of products or technologies similar to, competitive with or superior to those we use or develop; or

☐
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

We face risks associated with managing international operations, any of which could adversely affect our business.

Almost all of our operations are conducted in China.  There are a number of risks inherent in doing business in such market, including the following:

☐	unfavorable political or economic factors;

☐	fluctuations in foreign currency exchange rates;

☐	potentially adverse tax consequences;

☐	unexpected legal or regulatory changes;

☐	lack of sufficient protection for intellectual property rights;

☐	difficulties in recruiting and retaining personnel, and managing international operations; and

☐	less developed infrastructure

Our inability to manage the inherent risks in our domestic activities successfully could adversely affect our business.

We face risks associated with a purported securities class action lawsuit, which if successful, could have a material adverse effect on our results of operations and could harm our reputation.

On April 29, 2011, a purported securities class action lawsuit on behalf of the purchasers of the Company’s common stock between March 31, 2009, and March 21, 2011, James Rose v. Deer Consumer Products, Inc. et al, was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California. The court has not yet certified the class action status. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as, in the case of the individual defendants, the Section 20(a) control person provisions of the Exchange Act. The factual assertions in the complaint consist primarily of allegations that the defendants made materially false or misleading public statements concerning the Company’s financial condition in 2010 and 2009. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of the Company’s common stock during the class period. Any adverse decision in this action, requiring the Company to pay substantial damages to the plaintiffs could result in a material adverse effect on our results of operations and could harm our reputation. Please see Item 3 “Legal Proceedings” for additional information with respect to this matter.

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

Our business could be subject to environmental liabilities in China, which could result in our incurring significant remediation costs, fines and loss of our business license.

As is the case with manufacturers of similar products, we use certain hazardous substances in our operations. Currently, our business is subject to the National Environmental Protection Law of the PRC as well as local laws regarding pollutant discharge, air, water and noise pollution. Although we believe we are in compliance in all material respects with the environmental laws and regulations of the municipal and provincial authorities in Shenzhen and the PRC, if it is determined that we are in violation of these regulations, we could be subject to financial penalties as well as the loss of our business license. Furthermore, if the national or local government adopts more stringent environmental regulations, we may incur significant costs in complying with such regulations. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations and may be subject to adverse publicity. We currently do not incur any material costs in connection with our compliance with environmental laws as our manufacturing processes generate minimal discharge and we recycle and reuse much of our manufacturing waste materials. However, the risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

We may not be able to obtain regulatory approvals for our products, which could result in unexpected expenses and adversely affect our business.

The PRC and local provincial governments regulate the manufacture and sale of our products in China, and our products for export markets are subject to product labeling standards of certain international agencies. Although our licenses and regulatory filings in China are up-to-date, the uncertain legal environment in China and our industry may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us. Failure to obtain or maintain, or any delay in obtaining, any of these licenses, product safety approvals and regulatory filings may subject us to fines, penalties or business interruption, and therefore could have a material adverse effect on our business and prospects.

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

In addition, failure to maintain effective internal controls could result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will be able to maintain a system of internal controls that fully complies with the requirements of the Sarbanes-Oxley Act of 2002 or that our management and  independent registered public accounting firm will conclude that our internal controls are effective in the future.

We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

After the Share Exchange, we became a holding company with no material assets other than the stock of our wholly owned subsidiaries. Accordingly, all our operations are conducted by our wholly owned subsidiaries in China: Winder, which is responsible for research, production and delivery of goods; Delta, which transferred its material former operations to Winder and conducts marketing operations; and Deer Technology and Anlin Technology, which have yet to commence operations. Although we currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by us in their operations, we rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay some of our operating expenses. China has currency and capital transfer regulations that require us to comply with complex regulations for the movement of capital. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We also are required to set aside at least 10% of our net income after taxes based on China’s accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. At December 31, 2011, we had set aside $9.2 million for statutory reserve and $4.6 million as development fund reserve. Statutory reserve is a mandatory reserve, after making up cumulative prior years’ losses, and to be reserved at least 10% of income after tax, until the reserve amounts to 50% of our registered capital. Development fund is a discretionary surplus reserve; we allocate 5% of income after tax as development fund. The development fund is for enlarging its business and increasing capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries also may allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if any of our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Accordingly, if our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

Risks Related to Business in China

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

Our business is conducted in China. Doing business outside the United States, particularly in China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the possibility of reduced revenues as a result of any of these risks materializing.

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

The PRC corporate tax regime continues to undergo substantial revision. Tax benefits we presently enjoy may not be available to us in the wake of these changes, and we could incur tax obligations to the PRC government that are significantly higher than currently anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Certain preferential tax treatment that we presently enjoy in China is scheduled to expire over the next several years, and if we are unable to renew such treatment, our net income may be adversely affected.

As a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. The Company’s operating subsidiary Winder, operates in the Yangjiang Hi-Tech Industry Development Zone, while Deer Technology and Anlin Technology operate in the Wuhu Hi-Tech Industry Development Zone. When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions. Since 2009, we have been granted a special tax rate of 15% for our efforts to automate production at our factory. The tax authority and government entities examine productivity per employee and other operating metrics to determine our eligibility for special tax treatment. Our tax treatment was approved for renewal for another three years, expiring on December 31, 2014, and can be renewed prior to expiration following a re-assessment of our efforts in automating production and determination of future eligibilities for special tax treatment. We would pay the common 25% corporate income tax rate instead of the special 15% corporate income tax rate if the special tax treatment is not renewed. Our current special tax may be renewed by filing an application for a renewal with the Tax Bureau of the Hi-Tech Industry Development Zone. Whether or not renewal is granted depends upon the Tax Bureau’s assessment of our efforts in automating production at our factory and our productivity per employee.

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

Furthermore, the political, governmental and judicial systems in China are sometimes impacted by corruption. There is no assurance we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China’s poorly developed and sometimes corrupt judicial systems.

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

As our executive officers and several of our directors, including the Chairman of our Board of Directors, are PRC citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons. Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for individuals to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

PRC regulations relating to mergers, offshore companies and PRC shareholders, if applied to us, may limit our ability to operate our business as we see fit.

PRC regulations govern the process by which we may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, these regulations require involved parties to make a series of applications and supplemental applications to various government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with these regulations is likely to be time consuming and expensive as the government can exert control over the combination of two businesses. Accordingly, due to PRC regulations, our ability to engage in business combination transactions in China through our PRC subsidiaries is significantly complicated, time consuming and expensive, and we may not be able to negotiate transactions that are acceptable to us or sufficiently protective of our interests.

We operate in the PRC through our WFOE status initially approved by the local office of the PRC Ministry of Commerce. However, we cannot warrant that such approval procedures will continue to be considered completely satisfied should there be changes in laws or government interpretations. If we lose our WFOE status for any reason, our business in China may be negatively impacted.

Our operating entities in the PRC have received initial approval for WFOE status from the Yangjiang Administration for Industry & Commerce, or MOFCOM’s Local Counterpart. We believe that we currently are in compliance with the MOFCOM’s requirements to maintain the WFOE status of our PRC subsidiaries and we are not aware of any change in interpretations or differences in understandings with respect to WFOE approval procedures that would jeopardize such approvals. However, we cannot assure you that such approval procedures or understanding will not change in the future.

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

The acquisition by Deer International of Winder in 2008 may require further approval, and failure to receive such approval could adversely affect our business and financial performance.

On April 1, 2008, Deer International acquired 100% of the equity interest in Winder from 50HZ Electric Limited. While we believe that the April 2008 acquisition of Winder by Deer International did not require approval from the PRC Ministry of Commerce, or MOFCOM, the application and implementation of the Regulation on Mergers and Acquisition of Domestic Companies by Foreign Investors, or M&A Regulations, is unclear and subject to differing interpretations. The M&A Regulations have a particular provision which requires MOFCOM’s approval if a PRC domestic non-foreign-invested enterprise or natural person acquires an affiliated PRC company in the name of an offshore enterprise established or controlled by such enterprise or person. Ying He, our Chairman and Chief Executive Officer, his brother FaMin He and Bao Zhi Li, shareholders of the Company, simultaneously controlled Deer International and 50HZ Electric Limited at the time of Deer International’s acquisition of Winder from 50HZ Electric Limited.

We obtained a legal opinion from our PRC counsel, GuangDong Tuo Jin Law Firm, stating that MOFCOM approval of the April 2008 acquisition of Winder by Deer International was not required. In addition, the transaction was approved by the Economic Development Bureau of Yangjiang High-tech Industry Development Zone. If it is subsequently determined that that approval of MOFCOM is required, the approval that 50HZ Electric Limited obtained from the Yangjiang Hi-Tech Zone may be deemed incomplete and the transferee, namely Deer International, may need to obtain further approval from MOFCOM.

MOFCOM could also invalidate the April 2008 acquisition of Winder by Deer International, in which case, we would have to find a way for Deer International to re-establish control of Winder’s business operations through a series of contractual arrangements rather than an outright purchase. We cannot assure you that any such contractual arrangements will be protected by PRC law or that Deer International can receive as complete or effective economic benefit and overall control of Winder equivalent to Deer International having direct ownership of Winder. In addition, we cannot assure you that any such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Winder, our business and financial performance will be materially adversely affected.

The acquisition by Deer International of Winder in 2008 may face PRC tax authority challenges and be subject to transfer pricing adjustment.

The acquisition of 100% of Winder’s equity interests by Deer International on April 1, 2008, was free of any consideration and of any  conditions. Under applicable PRC tax rules, any transaction between related parties shall be priced on an arm’s length basis. The tax authority has the right to investigate any related party transaction and to make adjustment if it finds the price not on an arm’s length basis. The PRC tax authority would make adjustment by applying a deemed arm’s length price to the transaction. Given that 50HZ Electric Limited and Deer International had certain related parties, there is a possibility that the consideration-free transfer may be challenged and investigated by the PRC tax authority. If the deemed arm’s length price determined by the PRC tax authority during such investigation is higher than the original cost that 50HZ Electric Limited paid to get 100% equity interest of Winder, such excess amount would be subject to a 20% PRC income tax. Although we believe 50HZ Electric Limited would be responsible for the possible PRC income tax, we understand that it is common practice for the PRC tax authority to enforce the tax collection on the entity at issue, which in this case would be Winder, and we may be required to pay the possible PRC income tax on behalf of 50HZ Electric Limited.

If the CSRC or another PRC regulatory agency determines that its approval is required in connection with our public offerings, we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, MOFCOM, the State-Owned Assets Supervision and Administration Commission, or SASAC, the State Administration of Taxation, or SAT, the State Administration for Industry and Commerce, or SAIC, and SAFE jointly promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Regulations, which became effective on September 8, 2006, and was amended on June 22, 2009. The M&A Regulations, among other things, have certain provisions that require offshore special purpose vehicles, or SPVs, formed or controlled for the purpose of overseas listing of interests of PRC domestic non-foreign-invested companies controlled by PRC domestic non-foreign invested companies or individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. We believe, based on the opinion of our PRC legal counsel, the GuangDong Tuo Jin Law Firm, that while the CSRC generally has jurisdiction over overseas listings of companies like us, CSRC’s approval is not required for the offerings of our securities because our current corporate structure was established before the new regulations became effective. However, there remains some uncertainty as to how these regulations will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that its approval is required for our public offerings, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our offerings into the PRC, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

In addition, Under Circular 10, captioned as “Regulation on Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective on September 6, 2006, an offshore special purpose vehicle, or SPV, formed for purposes of overseas listing of equity interests in China-based companies and controlled directly or indirectly by Chinese companies or individuals must obtain the approval of the CSRC prior to the listing of such SPV’s securities on an overseas stock exchange. Circular 10 also requires approval from MOFCOM for “round-trip” investment transactions in which a China-based company or a PRC resident, or Acquirer, using an offshore entity controlled by the Acquirer, acquires any PRC local company that is an affiliate of the Acquirer. Because Winder was a wholly foreign owned enterprise at the time of the acquisition by Deer International and prior to the effective date of Circular 10, we believe that it does need to initiate an application for retroactive recognition by the CSRC for its shares to be listed and traded on the NASDAQ Global Select Market.

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

On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. Any failure to comply with the relevant registration procedures may affect the effectiveness of our employee stock ownership plans or share option plans and subjects the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under PRC foreign exchange regime. These penalties may subject us to fines and legal sanctions, prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits could be materially and adversely affected.

PRC regulation of direct investment by offshore holding companies to PRC entities may delay or prevent us from transferring the net proceeds from future offerings to our PRC subsidiaries.

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into Renminbi by restricting how the converted Renminbi may be used. SAFE Circular 142 provides that the Renminbi capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC, unless specifically provided for otherwise in its business scope. In addition, SAFE strengthened its oversight of the flow and use of the Renminbi capital converted from foreign currency registered capital of a foreign-invested company. The use of such Renminbi capital may not be altered without SAFE approval, and such Renminbi capital may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used. If we raise any funds in the United States in the future, we expect that if we convert the net proceeds into Renminbi pursuant to SAFE Circular 142, our use of Renminbi funds will be for purposes within the approved business scope of our PRC subsidiaries. Such business scope permits our PRC subsidiaries to operate our electrical appliance products manufacturing business. However, if it is subsequently determined that our use of Renminbi funds are not within our approved business scope, or the applicable rules change, we may experience delays in transferring the proceeds from any future offerings to our PRC subsidiaries, which would adversely and materially affect our liquidity and ability to expand our business.

Our PRC subsidiaries have taken the position that they do not have to contribute to a statutory housing fund for their employees and if that position turns out to be wrong, they may face penalties imposed by the PRC government.

PRC laws require employers contribute to a statutory housing fund for their employees holding urban resident status and that those employees contribute equal amounts to the same housing fund. Failure to do so may trigger penalties by the competent government authorities in addition to making up the deficiencies within a time limit prescribed by the PRC government. We believe our PRC subsidiaries do not have to pay into a statutory housing fund for their employees because of their exempt status. However, if that belief turns out to be wrong, they may face penalties imposed by the PRC government for their noncompliance.

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

Risks Related to Our Securities

The market price for our common stock has been and may be volatile, which could make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

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

Our quarterly results may be volatile, which could materially affect the per share price of our common stock.

Our operating results have varied quarterly during our operating history and are likely to fluctuate significantly in the future. Many factors, including the risk factors incorporated by reference herein, could cause our revenues and operating results to vary significantly in the future. Many of these factors are outside of our control. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance. If our results of operations in any quarter do not meet analysts’ expectations, our stock price could materially decrease.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline significantly. Moreover, the perception in the public market that shareholders might sell shares of our stock could depress the market for our shares. Our shareholders who received shares of our common stock issued in the Share Exchange are subject to lockup agreements that prohibit their sale of all shares of our common stock held currently or acquired by them in the future to the general public until January 17, 2013, except in the event of a change of control or sale of the company. Upon the termination of these lockup agreements the existence of such shares could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. As of December 31, 2011, there were 40,907,438 authorized and unissued shares of our common stock available for future issuance, based on 33,592,562 shares of our common stock outstanding and our reservation of 500,000 shares of our common stock issuable upon exercise of outstanding options and available for grants pursuant to our 2009 Equity Incentive Plan. Although we have no commitments as of this date to issue our securities in connection with an acquisition or to raise capital, we may do so in the future. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing shareholders and adversely affect prevailing market prices for our common stock.

Our principal shareholder has the ability to exert significant control in matters requiring a shareholder vote and could delay, deter or prevent a change of control in our company.

As of December 31, 2011, Ying He, our Chairman and Chief Executive Officer and our largest shareholder, beneficially owned 25.45% of our outstanding shares. Mr. He possesses significant influence over us, giving him the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. He, we could be prevented from entering into potentially beneficial transactions if they conflict with his interests. The interests of Mr. He may differ from the interests of our other shareholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located in leased office space in Nanshan, Shenzhen, Guangdong Province, China. The office space is approximately 2689 square meters in size and is adequate to meet our needs for a principal executive office.

We have obtained land use rights for four parcels of land, each valid for fifty years from the date of purchase.  The first two land use rights are located in Yangjing, Guangdong Pronvince, are owned by Winder and are approximately 86,325 square meters in aggregate size. These parcels of land hold our manufacturing facilities, auxiliary offices and employee dorms. These facilities are adequate to meet our current production needs and have a capacity of approximately 14 million units. We acquired the remaining two parcels of land located in the Wuhu area of Anhui Province, and comprising approximately 439,640 square meters, in 2010. Our new manufacturing facilities are currently being constructed on these parcels of land, the pace of construction which will be determined by the pace of our domestic market expansion.

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

On March 28, 2011, we filed suit in the Supreme Court of the State of New York, captioned Deer Consumer Products, Inc. v. Alfred Little, et al., Index No. 650823/2011, against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others. Our claims in this action allege the publishing of false and defamatory statements by the defendants as part of an orchestrated scheme to manipulate and depress the market for our common stock. We are claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by the defendants in connection with the alleged market manipulation scheme.  On August 29, 2011, we obtained a Court order allowing us to effect service of the summons and complaint upon defendant Alfred Little via email and related notice.  We effected service on Alfred Little pursuant to that order and on September 29, 2011, Alfred Little filed motions to dismiss the complaint for lack of personal jurisdiction and for permission to appear anonymously as a party in the litigation. In addition, on August 31, 2011, the Court granted defendant SeekingAlpha.com’s  motion to dismiss our claim against it on the ground that a Federal statute, the Communications Decency Act, 47 U.S.C. § 230, precluded the claim against SeekingAlpha.com.  On September 29, 2011, the Company filed a notice of appeal of this decision.  If the Company decides to go through with the appeal, it must file a brief “perfecting” the appeal no later than June 29, 2012. On January 27, 2012, the Court denied in part Alfred Little’s motion to dismiss the complaint for lack of personal jurisdiction and permitted the Company to conduct discovery on the issue of personal jurisdiction after a confidentiality agreement was reached between the parties.  The court also requested that Alfred Little submit to the Court evidence corroborating his allegations of potential risks of physical harm for in camera review.  On February 17, 2012, the parties reached a confidentiality agreement.  On February 23, 2012, after an in camera review of the evidence presented by Alfred Little, the Court permitted Alfred Little to proceed anonymously until the Court decides the jurisdictional issue and re-directed that the parties proceed with jurisdictional discovery pursuant to the previously ordered confidentiality agreement.  The Company has commenced discovery on the jurisdictional issue.

On April 29, 2011, a purported securities class action lawsuit on behalf of the purchasers of our common stock between March 31, 2009, and March 21, 2011, James Rose v. Deer Consumer Products, Inc. et al, was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California. The court has not yet certified the class action status. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as, in the case of the individual defendants, the Section 20(a) control person provisions of the Exchange Act. The factual assertions in the complaint, based expressly on the published statements at issue in the Alfred Little suit described above, consist primarily of allegations that the defendants made materially false or misleading public statements concerning our financial condition in fiscal years 2010 and 2009. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of our common stock during the class period. A consolidated amended complaint was filed on September 6, 2011, with essentially the same allegations. We filed a motion to dismiss the lawsuit, which motion is fully briefed and has been taken under submission by the Court.  We strongly deny the allegations in the complaint. We believe this lawsuit is frivolous and without merit and will contest it vigorously. We plan to pursue all legal remedies available to us if the complaint is not withdrawn in its entirety.

We maintain directors and officers liability insurance, which provides the protection of certain insurance coverage for both the company and our officers and directors. We can provide no assurance as to the outcome of these cases. Regardless of the outcomes, such litigation may require significant attention and resources of management.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “DEER.” The following table sets forth the range of the high and low sales prices of our common stock for each quarterly period within the two most fiscal years as reported on the NASDAQ Global Market from January 1, 2010, to April 21, 2010, and on the NASDAQ Global Select Market thereafter.

	High	Low
Year ended December 31, 2010
First Quarter	$13.80	$8.51
Second Quarter	$12.45	$7.6
Third Quarter	$9.80	$6.98
Fourth Quarter	$13.00	$9.58

Year ended December 31, 2011
First Quarter	$11.70	$7.26
Second Quarter	$10.29	$5.07
Third Quarter	$7.79	$4.03
Fourth Quarter	$5.74	$4.10

Holders of Record

As of March 28, 2012, there were 15 shareholders of record of our common stock. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

On March 9, 2011, our Board of Directors declared a first quarter dividend payable from future earnings only in the amount of $0.05 per share payable on April 14, 2011, to the shareholders of record as of March 31, 2011. On May 9, 2011, our Board of Directors declared a second quarter dividend payable from future earnings only in the amount of $0.05 per share payable on July 15, 2011, to shareholders of record as of June 30, 2011. On August 9, 2011, our Board of Directors declared a third quarter dividend payable from future earnings only in the amount of $0.05 per share payable on October 15, 2011, to shareholders of record as of September 30, 2011. On November 8, 2011, our Board of Directors declared a fourth quarter dividend payable from future earnings only in the amount of $0.05 per share payable on January 13, 2012, to shareholders of record as of December 30, 2011.

Our policy is to pay out a reasonable share of net cash provided by operating activities as dividends while maintaining debt ratios within what we believe to be prudent and generally acceptable limits. The future payment of dividends is within the discretion of our Board of Directors. We anticipated that dividends will be payable from future earnings only and the decision to declare any dividends depend on our profitability, capital requirements, financial condition, debt levels, growth projects, business opportunities and other factors that our Board of Directors deems relevant. We are not a party to any contracts or agreements that currently materially limit our ability to pay dividends.

Our ability to pay dividends may be affected by the complex currency and capital transfer regulations in China that restrict the payment of dividends to us by our subsidiaries in China. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We also are required to set aside at least 10% of our net income after taxes based on China’s accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries also may be required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. If our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

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

Securities authorized for issuance under equity compensation plans

The following table sets forth information regarding all equity compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance as of December 31, 2011.

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

Stock Performance Graph

The following graph compares total shareholder return on our common stock from September 19, 2008, through December 31, 2011, with the cumulative total return of (a) the NASDAQ Composite index and (b) the Dow Jones Global Consumer Goods Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 19, 2008, the date when the first trade our common stock occurred through the facilities of the OTCBB. The stock performance shown on the graph below is based on historical data and not indicative of, or intended to forecast, possible future performance of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data

The following tables set forth our selected financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The selected financial data set forth below has been derived from the audited consolidated financial statements and related notes thereto where applicable for the respective fiscal years. You should read this selected consolidated financial data together with the consolidated financial statements and related notes contained in this Annual Report and in our prior and subsequent reports filed with the SEC, as well as the section of this Annual Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Income Data

	Years Ended December 31,
	2011	2010	2009	2008	2007
Revenue	$226,748,885	175,846,887	$81,342,680	$43,784,935	$33,476,259
Cost of revenue	157,538,033	125,274,479	61,176,610	34,125,019	26,249,009
Gross profit	69,210,852	50,572,408	20,166,070	9,659,916	7,227,250
Total operating expenses	20,982,372	13,724,256	5,936,408	5,421,580	3,306,507
Income from operations	48,228,480	36,848,152	14,229,662	4,238,336	3,920,743
Total non-operating income (expenses), net	690,585	(850,689)	251,782	420,493	116,417
Income before income tax	48,919,065	35,997,463	14,481,444	4,658,829	4,037,160
Income tax expense	9,113,436	5,648,426	2,112,382	1,302,045	615,568
Net income	$39,805,629	30,349,037	$12,369,062	$3,356,784	$3,421,592
Other comprehensive income – foreign currency translation	8,454,482	3,980,259	(10,482)	1,041,966	822,146
Comprehensive income	48,260,111	34,329,296	12,358,580	4,398,750	4,243,738
Earnings per share – basic	$1.18	0.91	$0.54	$0.20	$0.19
Earnings per share – diluted	$1.18	0.90	$0.53	$0.20	$0.19

Consolidated Balance Sheet Data

	December 31,
	2011	2010	2009	2008	2007
Cash & equivalents	$13,961,434	33,956,591	$79,333,729	$2,782,026	$1,511,545
Total assets	204,403,164	188,642,302	136,008,298	37,730,068	24,275,282
Total liabilities	19,023,942	44,907,305	26,576,855	22,452,475	10,261,460
Total stockholders’ equity	185,379,222	143,734,997	109,431,443	15,277,593	14,013,822

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The comments made throughout this Annual Report should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in this section and elsewhere in this report.

Overview

We are engaged in the manufacture, marketing, distribution and sale of small home and kitchen electric appliances. We develop, promote, manufacture and sell a broad range of stylish, safe and easy to use products including blenders, juicers and soy milk makers that are designed to make today’s lifestyles simpler and healthier. We currently manufacture our products in Yangjiang, China and have corporate functions in Nanshan, Shenzhen, China.

On September 3, 2008, we entered into and consummated a series of agreements that resulted in the acquisition of all of the ordinary shares of Deer International, a corporation organized under the laws of the British Virgin Islands on December 3, 2007, parent of its wholly owned subsidiary Winder since March 11, 2008, and Delta, a wholly owned subsidiary of Winder. Winder and Delta were incorporated in the Guangdong Province of the PRC on July 20, 2001, and February 23, 2006, respectively.

Pursuant to the share exchange agreement, we acquired from Deer International 50,000 ordinary shares, consisting of all of its issued and outstanding capital stock for 15,695,706 shares of our common stock.

Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, we entered into an agreement with Crescent Liu, our former Director and Chief Executive Officer, pursuant to which he returned 5,173,914 shares of our common stock for cancellation. Mr. Liu was not compensated for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had 19,652,226 shares of common stock issued and outstanding. In connection with the above transaction, we changed our name to Deer Consumer Products, Inc. on September 3, 2008. For accounting purposes, the exchange of shares with Deer International and concurrent transactions described above were treated as a reverse acquisition and recapitalization of Deer International, with Deer International being treated as the continuing entity, because the Deer International shareholders owned a majority of our outstanding common stock after the transactions and exercise significant influence over the operating and financial policies of the consolidated entity.

We operate through our wholly owned subsidiaries in China. Our U.S. holding company, Deer Consumer Products, Inc., owns 100% of Deer International Group Ltd., a BVI entity, which owns our three wholly foreign owned enterprises, Winder, Deer Technology (AnHui) Co., Ltd. and Anlin Technology (Anhui) Co., Ltd. Delta, which transferred its material former operations to Winder in 2009, is 100% owned by Winder and is currently engaged in marketing operations. Winder is located in Guangdong Province and is engaged in the research, production and delivery of our goods. Deer Technology and Anlin Technology were both incorporated in the AnHui Province on April 30, 2010. Deer Technology and Anlin Technology will also be engaged in the manufacture and sale of household electric appliances and were formed for the purpose of establishing production and distribution facilities located in the Wuhu area of AnHui Province.

Deer Consumer Products, Inc.

Deer Consumer Products, Inc.
(USA)
100%
Deer International Group Ltd.
(BVI)
100%
100%
100%
Winder Electric Co., Ltd.
(Yangjiang, China)
Deer Technology (Anhui) Co., Ltd.
(Wuhu, China)
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

On April 30, 2010, we incorporated Deer Technology and Anlin Technology in AnHui Province. As of December 31, 2011, we have invested $39.8 million in Deer Technology and $10.2 million in Anlin Technology. Deer Technology and Anlin Technology are engaged in the manufacture and sale of household electric appliances and were formed for the purpose of establishing a new factory located in the Wuhu area of AnHui Province. In 2010, the Company paid approximately $35 million to purchase two parcels of land in the Wuhu area of Anhui Province.

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

We traditionally have acted as an ODM and OEM for the export market and, in recent years, have aggressively expanded sales of our Deer brand (德尔) of appliances in the China domestic market. We will continue to target the China domestic market by expanding our production and manufacturing facilities by building a new factory in the Wuhu area of central China. Wuhu is located on the banks of the Yangtze River within hours from Shanghai and Nanjing, which are some of China’s most populous and economically developed regions. This central location will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and distribution center will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market.  We completed the construction of fencing, sewage system, water pipes, gas and utilities, the factory’s main entrance and leveling the land during the last quarter of 2011. We plan to complete the construction of certain workshops and the warehouse in 2012. The pace of construction will be determined by the pace of the Company’s China domestic market expansion. While our current factory located in Yangjiang, Guangdong province in south China does not operate a full capacity, we plan to use these facilities primarily for fulfilling export orders whereas we anticipate using our new facilities in Anhui to fulfill China domestic orders. These two facilities are about 1,000 miles apart and management anticipates needing the additional capacity at the new facilities in AnHui over the next few years. This additional capacity will be brought on line incrementally in accordance with our domestic expansion strategy.

Critical Accounting Policies

Presented below are those accounting policies we believe require subjective and complex judgments that could potentially affect our reported results.

Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Long-Lived Assets. We periodically assess potential impairments to our long-lived assets. We perform an impairment review whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Factors we considered include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for annual reporting period beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 changes the wording used to describe the requirements in generally accepted accounting principles in the United States ("U.S. GAAP") for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, ASU 2011-04 expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset's highest and best use. ASU 2011-04 will be effective for the first interim and annual reporting period beginning after December 15, 2011 and early adoption is prohibited. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

Results of Operations

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

			$	%
	2011	2010	Change	Change
Revenue	$226,748,885	$175,846,887	$50,901,998	28.9
Cost of revenue	157,538,033	125,274,479	32,263,554	25.8
Gross profit	69,210,852	50,572,408	18,638,444	36.9
Selling, general and administrative expenses	20,982,372	13,724,256	7,258,116	52.9
Interest and financing (costs) income, net	140,859	335,755	(194,896)	(58.0)
Other income, net (including subsidy)	1,068,569	67,263	1,001,306	1488.6
Foreign exchange transaction loss	(518,843)	(1,253,707)	734,864	(58.6)
Income tax expense	9,113,436	5,648,426	3,465,010	61.3
Net income	$39,805,629	$30,349,037	$9,456,592	31.2

Revenues

Our revenues for the year ended December 31, 2011, were $226.7 million, an increase of $50.9 million or 29% from $175.8 million for 2010. The increase in revenues resulted from our continued sales expansion in the China domestic market. In addition, the average selling price of our products increased 26% compared to 2010, conforming to our strategy of maintaining healthy profit margins across our product lines. We increased our China domestic market sales to $153.5 million in 2011, from $76.9 million in 2010, a 100% increase. Our products currently are available in 4,000 stores as of December 31, 2011. Our customers include SuNing, which together with its wholly-owned subsidiary Song Qiao, is a prominent national electric appliance retail chain in China with more than 1,000 stores, through which we sell our products under a private label arrangement, and Gome, another prominent national electronic appliance retail chain in China with approximately 1,400 stores. In 2011, we also increased our sales to Reed Sea Company, an internet sales operator in China that owns over 100 networked sales channels and who is now one of our largest customers. We also added retail locations in other channels such as regional electric appliance retailers, wholesalers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. These results are on pace with our plan to capture the fast growth being experienced in the China domestic small appliance market.

Our sales in South America were $15.4 million for 2011, a $9.3 million or 38% decrease from 2010. We believe the decrease in sales in South America was mainly due to the continued weak economic growth of emerging markets on that continent. Our sales in Asia, excluding sales to China, were $33.2 million for 2011, an $8.8 million or 36% increase over 2010. We believe our increase in sales in Asia reflect our continued efforts to obtain new orders from international customers through our participation in exhibitions such as the Canton Fair, the largest import and export trade fair in China, and by maintaining contacts with our current international customers.

Our sales in Europe were $7.8 million for 2011, a $10.1 million or 56% decrease from 2010. Our sales in the Middle East were $10.6 million for 2011, a $10.8 million or 51% decrease from 2010. Our sales in Africa were $1.7 million for 2011, a $0.4 million or 19% decrease over 2010.  We believe the decrease in sales in these regions was mainly due to weak consumer demand as a result of the continued effects of the world-wide financial crisis in these regions and management’s strategy to focus on China domestic sales, which offer higher profit margins. We believe that as the effects of the crisis fade, demand for our products will increase in these regions. We also plan to continue our sales and marketing efforts internationally to find new customers that meet our profit margin requirements.

Our sales in the U.S. were $4.6 million for 2011 a $4.0 million or 46% decrease over 2010, as we have from time to time turned away orders that do not meet our profit margin requirements. The economic recovery in the U.S. has been slower than anticipated and, as expected, our U.S. customers placed orders based on the slow recovery. We commenced sales to a new customer, a leading franchiser in the U.S., and started shipments to this customer in April 2011. We expect our U.S. revenues to recover in 2012 as the economic recovery progresses and we continue to engage new large U.S. customers that meet our profit margin requirements.

Cost of Revenue

We include expenses in either cost of revenue or selling, general and administrative expenses based upon the natural classification of the expenses. Cost of revenue includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.  Our cost of revenue for 2011 was $157.5 million, an increase of $32.3 million or 26% from $125.2 million for 2010. The increased cost of revenue in 2011 was due primarily to our increase in sales. Our cost of revenue as a percentage of revenue decreased nearly 2% due to our increased domestic sales which have higher margins than export sales.

Gross Profit

Our gross profit was $69.2 million for 2011, compared to $50.6 million for 2010, an increase of 37%. Our gross margin was 31% for 2011, compared to 29% for 2010, an increase of 2%. Our increase in gross profit was attributable to higher gross margins in the China domestic market, where we experienced a significant growth in sales, as compared to gross margins in the export market. Products generally sell for higher prices at retail and wholesale in China and our gross margin is in line with other comparable companies specializing in small household and kitchen appliances in the China domestic market.  In addition, we have continued to improve the efficiency of our manufacturing operations through in-house production of motors and other primary components of our products, providing benefits from economies of scale.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) includes expenses associated with the distribution of our products, sales efforts, including commissions payable to in-store promotional staff, administration costs and other costs that are not incurred to support the manufacturing process. We record distribution costs associated with the sale of inventory as a component of SG&A expenses in the Consolidated Statements of Income. These expenses include warehousing costs, outbound freight charges, insurance and costs associated with distribution personnel. SG&A expenses for 2011 were $21.0 million, an increase of $7.3 million or 53% from $13.7 million for 2010. Selling expenses for 2011 increased by $7.1 million, or 7.1% in comparison to 2010, due to our increase in sales. Associated selling expenses include advertising to expand our market share, increase brand awareness and to help generate the significant increase in sales. As expected, our direct advertising expenses remained minimal during 2011 because we hire factory representatives and in-store promoters to promote our products directly to consumers at retail locations. We believe this direct in-store promotion approach, a standard practice in the small household appliances industry in China, is highly effective in marketing to consumers in the unique Chinese retail environment as compared to traditional mass media advertising channels, which can cause significant television and other mass media advertising expense without target customer interaction. Our in-store promoters market our products exclusively and directly to in-store customer traffic. According to a survey in the 2010 China Small Electronics Market Research Report, approximately 60% of Chinese consumers surveyed purchased small household appliances after being introduced to the product by in-store promoters. In 2011, our salary expense increased $3.3 million, or 96% compared to 2010, due to our hiring of additional employees to work as in-store promoters in the China domestic market, and increased bonus expense payable to these in-store promoters due to our increased sales. General and administrative expenses for 2011 increased by $0.1 million, or 3%, a slight increase attributable to our increase in sales and expansion of our business.

Interest and Financing (Costs) Income, net

Interest and financing (costs) income, net, for 2011, was a net gain of $140,859, which was a decrease of $194,896 or 58% from a net gain of $335,755 for 2010. The change was due principally to interest income decreasing from $484,527 in 2010 to $243,876 in 2011 as our cash position decreased due to expenses incurred to expand our production capacity in preparation for future expansion of our business and to fulfill our general working capital needs.

Other Income, net

Other income, net, in 2011 was $1,068,569 compared to a $67,263 for 2010, an increase of $1,001,306. The increase was due mainly to grants and rewards totaling $1,080,448 which we received from various PRC governments in 2011.

Foreign Exchange Transaction Gain (Loss)

Foreign exchange transaction loss for 2011 was $518,843 compared to foreign exchange transaction loss of $1,253,707 for 2010, a decrease of $734,864. The decrease was due principally to foreign exchange rate fluctuations and our decreased international sales during 2011.

Income Tax Expense

Our effective tax rate for 2011 was 18.6% compared to 15.7% for 2010. The PRC government granted us this special tax rate effective as of 2009 for Winder because of our high tech enterprise status. The special tax benefit lasted for three years until December 31, 2011, and has been renewed until 2014.

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

Revenues

Our revenues for 2010 were $175.8 million, an increase of $94.5 million or 116% from $81.3 million in 2009. The increase in revenues was a result of our expansion of sales in the China domestic market and increasing our market share in the Asian, South American, Middle East and European markets. The average selling price of our products increased 5.87% compared to 2009. We increased our China domestic market sales to $76.9 million in 2010 from $14.3 million in 2009, a 437% increase. Beginning in the latter half of 2009, we increased sales of our products to SuNing under a private label arrangement, which together with its wholly-owned subsidiary Song Qiao, is a prominent national electric appliance retail chain in China with more than 1,000 stores. In the first quarter of 2010, we began ramping up sales of our brand name products to Gome, another prominent national electronic appliance retail chain in China with approximately 1,400 stores, in addition to many other retail locations across China. We also added retail locations in other channels such as regional electric appliance retailers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. In addition, we introduced new product lines in 2010, such as humidifiers and dehumidifiers, bringing our current product offerings up to approximately 250 different product varieties from 189 in 2009. These results were on pace with management’s plan to capture the fast growth being experienced in the China domestic small appliance market.

Our sales in South America were $24.7 million for 2010, a $12.4 million or 100.4% increase over 2009. Our sales in Asia were $24.5 million for 2010, a $15.1 million or 162.4% increase over 2009. We believe the increase in sales in South America and Asia were due largely to the growth in the economies of these regions, which led to an increase in consumers’ disposable income, as well as our sales and marketing efforts.

Our sales in Europe were $17.8 million for 2010, a $6.3 million or 54.8% increase over 2009. Our sales in the Middle East were $21.4 million for 2010, a $10.4 million or 93.8% increase over 2009. Our sales gains in Europe and the Middle East were due largely to our attainment of increased market share during this time. Our sales in the U.S. were $8.5 million for 2010, a $13.7 million or 61.7% decrease over 2009. The economic recovery in the U.S. was slower than anticipated during this period and our U.S. customers placed orders as expected based on the slow recovery.

After the financial crisis, we believe many smaller suppliers with limited capital resources went out of business, leading to further consolidation in the industry. In addition, we noticed that buyers increasingly favored companies with financial strength, higher quality products, sufficient plant capacity and a track record of prompt delivery. Buyers placed greater emphasis on being able to source quality supplies without delays or interruptions. We utilized this market opportunity to add new accounts and increase sales volume with our existing customers.

Cost of Revenue

We include expenses in either cost of revenue or selling, general and administrative expenses based upon the natural classification of the expenses. Cost of revenue includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.  Our cost of revenue for 2010 was $125.3 million, an increase of $64.1 million or 105% from $61.2 million for 2009. The increased cost of revenue in 2010 was due to our increase in sales.

Gross Profit

Our gross margin for 2010 was 29% compared to 25% for 2009. The increase in gross margin for 2010 compared to 2009 was due to increased sales in the China domestic market, which offers higher margins. Our gross margin is higher in the China domestic market because our branded products are sold directly to agents for domestic retail locations. We continued to improve the efficiency of our manufacturing operations through in-house production of motors and other primary components used in our products, thereby providing benefits from economies of scale due to increased sales volume.

Operating Expenses

SG&A expenses for 2010 were $13.7 million, an increase of $7.8 million or 131.2% from $5.9 million for 2009. Selling expenses for 2010 increased by 157.7% or $5.6 million in comparison to 2009 due to our significant increase in revenue. Associated selling costs include advertising to expand our market share, increase brand awareness and to help generate the significant increase in revenue. General and administrative expenses for 2010 increased by 91.7% or $2.2 million in comparison to 2009 due to the hiring of additional employees to support our growth, an increase in research and development to improve our product quality and our introduction of new products at trade shows to support our marketing efforts.

Interest and Financing (Costs) Income, net

Interest and financing costs, net, for 2010 was a net gain of $335,755, an increase of $586,675 or 233.8% from a net loss of $250,920 for 2009. The change is due principally to interest income increasing from $94,986 in 2009 to $484,527 in 2010 and no interest expense in 2010 compared to $122,299 in 2009. Financial expense also decreased from $223,607 in 2009 to $148,772 in 2010.

Other Income, net

Other income for 2010 was $67,263 compared to $364,418 for 2009, a decrease of $297,155. The decrease was due mainly to a grant received in 2009 of $326,334, compared to $54,134 received in 2010, from the PRC government for our high tech enterprise status and our hiring of a large number of local workers.

Foreign Exchange Gain (Loss)

Foreign exchange loss for 2010 was $1.25 million compared to foreign exchange gain of $0.1 million for 2009, a decrease of $1.35 million. The change is due principally to foreign exchange rate fluctuations and our increased international sales during 2010.

Income Tax Expense

Our effective tax rate for 2010 was 15.7% compared to 14.6% for 2009. The PRC government granted us this special tax rate effective as of 2009 because of our high tech enterprise status. The special tax benefit lasted for three years until December 31, 2011, and was renewed until 2014.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2011, that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

On December 17, 2009, we completed an underwritten public offering led by William Blair & Company and BMO Capital Markets of 6,900,000 shares of our common stock at $11.00 per share, including overallotment, for gross proceeds of $75,900,000.

During 2010, certain warrant holders exercised warrants to purchase 1,759,114 shares of our common stock that resulted in gross proceeds of $6,964,510.

In May 2010, we announced a $20 million share buyback program. We purchased 798,300 shares of our common stock on the open market during 2010 for $6,945,950 and returned such shares to the treasury for cancelation. We may purchase additional shares of our common stock from time to time on the open market pursuant to the buyback program.

Cash Flows

As of December 31, 2011, we had $13.96 million in cash and equivalents on hand. Our principal demands for liquidity are to help increase our sales in China by adding capacity, purchasing inventory and for sales distribution infrastructure and general corporate purposes. We anticipate that the amount of cash we have on hand as of December 31, 2011, as well as the cash that we will generate from operations, will satisfy these requirements.

At December 31, 2011, other current assets were $95.6 million and current liabilities were $19.0 million. Working capital was $90.5 million. The current ratio was 5.76:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$5,968,640	$11,076,019
Investing activities	(22,238,255)	(57,390,977)
Financing activities	(5,038,884)	(301,440)

Net cash flows provided by operating activities for the year ended December 31, 2011, was $6.0 million compared to net cash provided by operating activities of $11.1 million for 2010. The decreased cash inflows from operating activities despite the significant improvement in our accounts receivable, was attributed principally to the large decrease in our current liabilities, including payments for accounts payable, taxes payable, notes payable and other payables, and increased inventory of $36 million.  The increase in our inventory is within our expectations and consistent with our strategy as we anticipate continued sales increases in the China domestic market.

Net cash flows used in investing activities for the year ended December 31, 2011, was $22.2 million compared to net cash used of $57.4 million for 2010. The decrease of cash outflow from investing activities in 2011 was principally from the return of a $10.5 million deposit for land use rights that we did not receive, and $33.2 million for purchase of property and equipment and payments for construction in progress of our new building and workshop.

Net cash flows used in financing activities for the year ended December 31, 2011, was $5.0 million, compared to $0.3 million for the same period of 2010. The increase in cash outflows from financing activities was attributed principally to dividends paid totaling $5.0 million, as compared to the 2010 period, during which we paid $0.3 million in offering costs, received $6.9 million from exercise of warrants and paid approximately $7.0 million for the purchase of treasury shares.

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

Net cash flows provided by operating activities for 2010 was $11.1 million compared to cash provided by operating activities of $0.4 million for 2009. The cash flows from operating activities was attributed principally to the net income generated during 2010, an increase in accounts payables, tax payable and bank acceptance outstanding, offset by an increase in our accounts receivable and advances to suppliers. The increase in account receivable was within our expectations as we continued to increase sales rapidly in the China domestic market, which typically have longer receivable requirements. Our strongest quarters seasonally are our third and fourth quarters, which is common for the consumer products industry in China. The higher margins in the China domestic market typically require payment terms for as long as seven to eight months from the date of shipment. We historically have not experienced significant bad debts from our customers; therefore, we believe our current receivables are manageable and within expectations.

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

We sell our products in the China domestic market through a broad range of distribution outlets including regional and national wholesalers and third party distributors. Our standard terms for accounts receivable for several of our large and established China domestic retailers is 180 days from the close of the billing cycle, which is 30 – 45 days after our products are delivered. These terms are customary for large and established China domestic retailers. Historically, we have not experienced late payments or bad debts under such terms from these retailers. The term for accounts receivable for our other domestic customers is 30 – 90 days from the close of the billing cycle. We sell our products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. Our export sales-related account receivables typically are less than three months, depending on customer shipment schedules. Historically, we have not experienced significant bad debts from export sales. For 2011, we had accounts receivable turnover of 6.19 on an annualized basis, with sales outstanding of 59 days. For 2010, we had accounts receivable turnover of 5.04 on an annualized basis, with sales outstanding of 72 days. We experienced significant improvements in our accounts receivable collection in 2011, compared to 2010. As we continue to focus on our expansion in the China domestic markets, our sales in the China domestic market will continue to represent a larger percentage of our total revenue. We anticipate our accounts receivable will remain in line with standard industry practice relating to accounts receivable in China, which could be up to seven months.

Pending Litigation

On March 28, 2011, we filed suit in the Supreme Court of the State of New York, captioned Deer Consumer Products, Inc. v. Alfred Little, et al., Index No. 650823/2011, against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others. Our claims in this action allege the publishing of false and defamatory statements by the defendants as part of scheme to manipulate and depress the market for our common stock. We are claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by the defendants in connection with the alleged market manipulation scheme.  On August 29, 2011, we obtained a Court order allowing us to effect service of the summons and complaint upon defendant Alfred Little via email and related notice.  We effected service on Alfred Little pursuant to that order and on September 29, 2011, Alfred Little filed motions to dismiss the complaint for lack of personal jurisdiction and for permission to appear anonymously as a party in the litigation. In addition, on August 31, 2011, the Court granted defendant SeekingAlpha.com’s motion to dismiss our claim against it on the ground that a Federal statute, the Communications Decency Act, 47 U.S.C. § 230, precluded the claim against SeekingAlpha.com.  On September 29, 2011, we filed a notice of appeal of this decision.  If we decide to go through with the appeal, it must file a brief “perfecting” the appeal no later than June 29, 2012. On January 27, 2012, the Court denied in part Alfred Little’s motion to dismiss the complaint for lack of personal jurisdiction and permitted us to conduct discovery on the issue of personal jurisdiction after a confidentiality agreement was reached between the parties.  The court also requested that Alfred Little submit to the Court evidence corroborating his allegations of potential risks of physical harm for in camera review.  On February 17, 2012, the parties reached a confidentiality agreement.  On February 23, 2012, after an in camera review of the evidence presented by Alfred Little, the Court permitted Alfred Little to proceed anonymously until the Court decides the jurisdictional issue and re-directed that the parties proceed with jurisdictional discovery pursuant to the previously ordered confidentiality agreement.  We have commenced discovery on the jurisdictional issue.

On April 29, 2011, a purported securities class action lawsuit on behalf of the purchasers of our common stock between March 31, 2009, and March 21, 2011, James Rose v. Deer Consumer Products, Inc. et al, was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California. The court has not yet certified the class action status. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as, in the case of the individual defendants, the Section 20(a) control person provisions of the Exchange Act. The factual assertions in the complaint, based expressly on the published statements at issue in the Alfred Little suit described above, consist primarily of allegations that the defendants made materially false or misleading public statements concerning our financial condition in 2010 and 2009. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of our common stock during the class period. A consolidated amended complaint was filed on September 6, 2011, with essentially the same allegations. We filed a motion to dismiss the lawsuit, which motion is fully briefed and has been taken under submission by the Court.  We strongly deny the allegations in the complaint. We believe this lawsuit is frivolous and without merit and will contest it vigorously. We plan to pursue all legal remedies available to us if the complaint is not withdrawn in its entirety.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

While our operations are in China and our functional currency is the Renminbi, a significant percentage of our sales are made in the export market and may be denominated in currencies other than Renminbi. In 2011, approximately 32% of our revenues were from the export market. Fluctuations in the exchange rate between the Renminbi and the U.S. dollar, Euro and other currencies could result in exchange losses and affect our sales and profitability as we may suffer financial losses when transferring money received outside of China into the country or paying vendors for services performed outside of China. Moreover, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business, financial condition or results of operations. We currently do not engage in forward foreign exchange agreements or other hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. Hedging transactions that we may enter into in the future may have limited effectiveness, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective as of such date because of the material weakness identified in our internal control over financial reporting identified below. Notwithstanding this material weakness, our management has concluded that our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with U.S. GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Based on the COSO criteria, management identified control deficiencies that constituted a material weakness. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness:

a.
We lack technical accounting expertise among our financial staff regarding the requirements of U.S. GAAP and the PCAOB Accounting Standard No. 5 and COSO in the assessment of internal control over financial reporting.

Remediation of Technical Accounting Expertise and Requirements of Section 404 of Sarbanes-Oxley

We employ accountants in the United States to assist with the preparation of our financials in accordance with US GAAP and consultants in the PRC to comply with the requirements of the PCAOB Account Standard No. 5 and COSO in the assessment of internal control over financial reporting. Notwithstanding this common practice for U.S. public companies with substantially all of their operations in China, we concluded that in certain instances we did not maintain sufficient staff in the PRC with technical accounting expertise regarding these requirements. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge of US GAAP in our domestic operations and the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 to oversee our financial reporting process in order to ensure our compliance with US GAAP and the relevant securities laws. In addition, we plan to provide additional training to our accounting staff on US GAAP, the Sarbanes-Oxley Act of 2002 and the requirements of the PCAOB, regarding the preparation of financial statements.

We believe the measures described above will facilitate remediation of the material weakness we have identified and will continue to strengthen our internal control over financial reporting. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control deficiencies.

Our independent registered public accounting firm, Goldman Kurland & Mohidin, LLP (“GKM”), who also audited our consolidated financial statements, independently audited our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, certain significant employees, and their ages, positions and biographical information, are as follows:

Name	Position	Age
Ying He	Chairman and Chief Executive Officer	43
Zongshu Nie	Chief Financial Officer & Director	33
Edward Hua	Director	58
Arnold Staloff	Director	67
Qi Hua Xu	Director	49
Yongmei Wang	President	36

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

Audit Committee and Audit Committee Financial Expert

We have established a separately-designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Hua, Staloff and Xu, each of whom is an independent director, as independence for audit committee members is defined in NASDAQ’s listing standards. The Board of Directors has determined that Mr. Staloff, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. As more fully described in its charter, a copy of which is available on our website at www.deerinc.com, the functions of the Audit Committee include the following:

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

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

During 2011, there were no material changes to the procedures described in our proxy statement relating to the 2011 Annual Meeting of Shareholders by which shareholders may recommend nominees to our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such reports were filed on a timely basis during 2011.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of compensation paid to our named executive officers in 2011 as well as the objectives and material factors underlying our compensation policies and decisions for these executive officers.

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

The information in this discussion explains how the Committee made its compensation decisions for our named executive officers in 2011. For 2011, our named executive officers were: Ying He, Chairman and Chief Executive Officer; and Zongshu Nie, Chief Financial Officer.

Oversight of Our Executive Compensation Program

The Committee oversees the compensation of our named executive officers and is composed of Messrs. Hua, Staloff and Xu, each an independent director as defined under the listing standards of NASDAQ. The Committee has adopted a charter, a copy of which is posted on our website at www.deerinc.com, which sets forth the responsibilities and powers of the Committee. The Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our named executive officers and for the administration of our equity incentive plans, including the approval of grants under such plans to our named executive officers. The Committee also reviews the performance of our Chairman and Chief Executive Officer in light of our business goals and objectives and recommends the compensation of our Chairman and Chief Executive Officer for approval by all independent directors serving on the Board of Directors. The Committee also considered the results of our most recent shareholder advisory vote on executive compensation, held on September 22, 2011, in which our shareholders approved the fiscal year 2010 compensation awarded to our named executive officers. The Committee maintained the same compensation policies from 2010 in the 2011 fiscal year, and currently anticipates maintaining such policies in 2012, following the shareholder vote.

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

The Role of Our Chairman and Chief Executive Officer in Determining Executive Compensation

The Committee, working with our Chairman and Chief Executive Officer, evaluates and approves the compensation regarding our Chief Financial Officer, who reports directly to our Chairman and Chief Executive Officer, who supervises his day-to-day performance. Accordingly, our Chairman and Chief Executive Officer establishes the criteria and any targets used to determine bonuses, including the Chief Financial Officer’s individual performance and company-based performance factors, and makes recommendations to the Committee regarding his salary, bonus and equity awards. Our Chairman and Chief Executive Officer is not involved in decisions relating to his own compensation.

Compensation Consultant

The Committee has the exclusive authority to hire compensation, accounting, legal or other advisors. In connection with any such hiring, the Committee can determine the scope of the consultant’s assignments and their fees. The scope of a consultant’s services may include providing the Committee with data regarding compensation trends, assisting the Committee in the preparation of market surveys or tally sheets or otherwise helping it evaluate compensation decisions. The Committee did not retain an outside compensation consultant in 2011.

Components of Compensation

The principal components of compensation and employment arrangements during 2011 included:

•	Base salary;
•	and other personal benefits.

These components were selected because the Committee believes that a combination of salary and benefits is necessary to help us attract and retain the executive talent upon which our success depends. We have no pre-established policy or target for the allocation between either cash and non-cash or short and long-term incentive compensation. Rather, the Committee reviews our performance and that of each executive and determines the appropriate level and mix of compensation elements.

Base Salary

We use base salary to compensate our named executive officers fairly and competitively based upon the particular executive’s experience and historical performance and on a number of other factors, including: informal data regarding salaries for comparable positions at other companies; geographic location and cost of living; the scope of the executive’s responsibilities and the size and importance of the executive’s business unit; and considerations of internal pay parity. This is the most stable component of our compensation program, as this amount is not at risk. The salaries of our named executive officers were originally determined in the course of negotiations over their labor contracts and based, in part, on their beneficial ownership of our common stock. Through 2011, Mr. He has not had an increase in his base salary (as denominated in U.S. dollars) since 2007. Because the base salary compensation of our named executive officers are governed by labor contracts, the Committee’s decisions regarding the compensation of our named executive officers, other than any discretionary compensation and equity awards, are limited by the terms of such labor contracts. In 2011, we did not award any cash bonuses to our named executive officers.

Long-term Equity Awards

We believe that equity awards provide a strong alignment between the interests of our named executive officers and our shareholders. The equity compensation component allows the Committee to promote the retention of our named executive officers and provide an incentive for our named executive officers to balance their focus on short and long-term strategic goals appropriately. Our long-term equity awards consist principally of grants of options to purchase our common stock made pursuant to our 2009 Equity Incentive Plan as approved by our shareholders. Typically, an executive is granted options upon beginning employment and remains eligible for periodic grants thereafter. When making its equity award decisions, the Committee determines the size of each grant after receiving advice from our Chairman and Chief Executive Officer and after taking into account a number of factors, including the grantee’s current beneficial ownership of our common stock. To ensure that any grants made provide for retention and both short and long-term incentives, a typical grant vests over a period of at least two years in equal annual increments, subject to the continued employment of the executive. Stock options are granted with an exercise price equal to the fair market value of shares of our common stock on the grant date. The exercise price is based on the closing price per share of our common stock as reported on the NASDAQ on the grant date. For holders of greater than 10% of our common stock outstanding, the exercise price for any stock option grant will be 110% of the closing price of our common stock on the grant date. We do not intend to grant options while in possession of material non-public information, except on the date of hire to newly hired executive officers. The Committee made no grants of equity awards in 2011.

The Committee believes that Messrs. He and Nie each currently own or hold a sufficient amount of our common stock to provide appropriate long-term incentives. As of December 31, 2011, Mr. He beneficially owned 25.45% of our common stock outstanding, which makes him our largest beneficial owner. As of December 31, 2011, Mr. Nie beneficially owned 4.67% of our common stock outstanding. The Committee believes that the significant beneficial ownership of Messrs. He and Nie encourages a long-term focus on our sustainable performance and aligns their interests with those of our shareholders.

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

Internal Revenue Code Section 162(m) generally disallows a tax deduction to reporting companies for compensation over $1,000,000 paid to each of the company’s chief executive officer and the four other most highly compensated officers, except for compensation that is “performance-based.” Non-performance-based compensation paid to our named executive officers during 2011 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our named executive officers during 2011 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our named executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our named executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any named executive officer ever approach the $1.0 million level.

Risks Associated with Our Compensation Policies and Practices

We believe that our compensation policies and practices for all employees, including our named executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2011, Messrs. Hua, Staloff and Xu served as members of our Compensation Committee. None of these individuals has ever served as an officer or employee of the company or any of our subsidiaries. None of our executive officers has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of our company.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Respectfully submitted,
THE COMPENSATION COMMITTEE

Qi Hua Xu, Chairman
Edward Hua
Arnold Staloff

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2011, 2010 and 2009, of each of our named executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Ying He	2011	24,660	0	0	0	0	0	0	24,660
Chairman and Chief	2010	24,660	0	0	0	0	0	0	24,660
Executive Officer	2009	24,660	0	0	0	0	0	0	24,660
Zongshu Nie (1)	2011	22,800	0	0	0	0	0	0	22,800
Chief Financial Officer	2010	22,800	0	0	0	0	0	0	22,800
	2009	22,800	0	0	0	0	0	0	22,800

(1)	Mr. Nie was appointed our Chief Financial Officer on August 20, 2009. Mr. Nie has served on our Board of Directors since April 29, 2009.

Narrative Disclosure to Summary Compensation Table

Grants of Plan-Based Awards

We made no grants of plan-based awards to any of our executive officers during 2011.

Outstanding Equity Awards at Fiscal Year-End for 2011

There were no outstanding equity awards held by any of our named executive officers at December 31, 2011.

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

Equity Incentive Plans

On November 6, 2009, our shareholders approved our 2009 Equity Incentive Plan authorizing the issuance of up to 500,000 shares of our common stock. We can grant awards under the Plan to our officers, directors and employees pursuant to the guidelines set forth in the Plan. We made no grants of options to our named executive officers under the Plan during 2011.

Option Exercises and Stock Vested

There were no options exercised by or stock awards vesting to any of our named executive officers during 2011.

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2011.

Director Compensation Table for 2011
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name and principal position	($)	($)	($)	($)
Ying He, Chairman	-	-	-	-
Zongshu Nie	-	-	-	-
Edward Hua	-	-	-	-
Arnold Staloff	50,000	-	-	50,000
Qi Hua Xu	-	-	-	-

Narrative Disclosure to Director Compensation Table

We do not compensate our non-independent directors, such as Messrs. He and Nie, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

Mr. Staloff receives compensation of $50,000 per annum, payable in quarterly installments. Messrs. Hua, Staloff and Xu, as independent directors, are eligible to receive grants of options to purchase our common stock under the 2009 Equity Incentive Plan.

We do not maintain medical, dental or retirement benefits plans for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following sets forth information as of March 28, 2012, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. As of March 28, 2012, there were 33,592,562 shares of our common stock issued and outstanding.

Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Deer Consumer Products, Inc. Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China 518057.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Wei Tian Yi Kinwick Centre, 32 Hollywood Road Central, Hong Kong	2,117,243	(1)	6.30%
Sino Unity Limited(2)	1,687,284		5.02%

Directors and Named Executive Officers
Ying He, Chairman and Chief Executive Officer(3)	8,550,980		25.45%
Zongshu Nie, Chief Financial Officer(4)	1,569,566		4.67%
Arnold Staloff, Director	50,000	(5)	* %
All Directors and Named Executive Officers as a Group (5 Persons)	9,870,546		30.12%

(1)	Disclosed on the Schedule 13D for Wei Tian Yi filed on September 20, 2010.
(2)	Sino Unity Limited is 100% owned by YuHai Deng, our Manager of Purchasing.
(3)	Ying He holds his shares through Achieve On Limited, which is 100% owned by him.
(4)	Zongshu Nie holds his shares through True Olympic Limited, which is 100% owned by him.
(5)	Consists of options to purchase 50,000 shares of our common stock that are immediately exercisable.
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

Our written policy for related party transactions provides that we will enter into or ratify a transaction with a related party only when our Board of Directors, acting through the Audit Committee, determines that the transaction is in the best interests of the company and our shareholders. The policy requires the review and approval by our Audit Committee for any transaction in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, (ii) we are a participant and (iii) any related person has or will have a direct or indirect interest. Related persons include our executive officers, directors, director nominees, persons known to be the beneficial owner of more than 5% of our outstanding common stock or immediate family members of any of the foregoing persons. In determining whether to approve or ratify a transaction with a related party, the Audit Committee will take into account, among other relevant factors, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. If advance approval of a transaction is not feasible, the Audit Committee may approve and ratify the transaction in accordance with the policy. Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval of the transaction.

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

Item 14.  Principal Accounting Fees and Services

Our Audit Committee selected GKM as the independent registered certified public accounting firm to audit the books and accounts of our company and our subsidiaries for the fiscal year ending December 31, 2011. GKM has served as our independent accountant since September 3, 2008. The following table presents the aggregate fees billed for professional services rendered by GKM for the years ended December 31, 2011 and 2010.

	2011	2010
Audit fees	$244,750	$217,500
Audit-related fees	0	2,500
Tax fees	0	0
All other fees	0	0

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

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a written policy for the pre-approval of services provided by the independent accountants, under which policy the Audit Committee generally pre-approves services for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent accountant is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:
1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and
2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report.

Deer Consumer Products, Inc and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Deer Consumer Products, Inc.

We have audited the accompanying consolidated balance sheets of Deer Consumer Products, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. In addition, in our opinion, the financial statement schedule listed in Note 18 to the financial statements presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We also have audited Deer Consumer Products, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Deer Consumer Products, Inc.‘s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

•
Lack of technical accounting expertise among financial staff regarding (a) US GAAP (b) requirements of the PCAOB Auditing Standard No 5 and COSO in the assessment of internal control over financial reporting.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements of the Company as of and for the year ended December 31, 2011.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deer Consumer Products, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

 Also in our opinion, the effect of the aforementioned material weaknesses on the achievement of the objectives of the internal control criteria, Deer Consumer Products, Inc., did not maintained effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our opinion on the effectiveness of internal control over financial reporting does not affect our opinion on the consolidated financial statements.

Goldman Kurland Mohidin LLP
Encino, California
March 28, 2012

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash & equivalents	$13,961,434	$33,956,591
Restricted cash	127,235	1,347,385
Accounts receivable	20,553,235	52,686,494
Deposits	1,153,019	-
Advances to suppliers	2,920,746	3,018,531
Other receivables	287,824	125,580
VAT receivable	8,562,076	2,839,718
Prepaid expense	952,902	159,583
Inventories	61,017,231	23,015,850

Total current assets	109,535,702	117,149,732

NON-CURRENT ASSETS
Advance for equipment purchase	844,964	-
Deposit for land use right	847,646	4,619,405
Property and equipment, net	36,137,609	20,453,404
Construction in progress	21,141,715	8,913,181
Intangible assets, net	35,895,528	37,502,010
Other assets	-	4,570

Total noncurrent assets	94,867,462	71,492,570

TOTAL ASSETS	$204,403,164	$188,642,302

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$7,977,167	$26,247,453
Advance from customers	1,056,442	1,759,792
Income tax payable	4,864,267	5,536,646
Other payables and accrued expenses	2,753,617	3,001,716
Dividend payable	1,679,628	-
Notes payable	692,821	8,361,698

Total current liabilities	19,023,942	44,907,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value; 75,000,000 shares authorized; 33,592,562 shares issued and outstanding as of December 31, 2011 and 2010, respectively	33,593	33,593
Paid-in capital	91,187,584	91,084,958
Statutory reserve	9,157,606	6,127,639
Development fund	4,578,803	3,063,819
Accumulated other comprehensive income	14,769,957	6,315,475
Retained earnings	65,651,679	37,109,513

Total stockholders' equity	185,379,222	143,734,997

TOTAL LIABILITIES AND EQUITY	$204,403,164	$188,642,302

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

Revenue	$226,748,885	$175,846,887	$81,342,680
Cost of revenue	157,538,033	125,274,479	61,176,610

Gross profit	69,210,852	50,572,408	20,166,070

Operating expenses
Selling	16,281,137	9,161,068	3,555,547
General and administrative	4,701,235	4,563,188	2,380,861

Total operating expenses	20,982,372	13,724,256	5,936,408

Income from operations	48,228,480	36,848,152	14,229,662

Non-operating income (expenses)
Interest income	243,876	484,527	94,986
Interest expense	-	-	(122,299)
Financial expense	(103,017)	(148,772)	(223,607)
Exchange gain (loss)	(518,843)	(1,253,707)	138,284
Other income, net	20,825	69,030	38,084
Subsidy income	1,080,448	54,134	326,334
Other expenses	(32,704)	(55,901)	-

Total non-operating income (expenses), net	690,585	(850,689)	251,782

Income before income tax	48,919,065	35,997,463	14,481,444
Income tax expense	9,113,436	5,648,426	2,112,382

Net income	39,805,629	30,349,037	12,369,062

Other comprehensive item
Foreign currency translation	8,454,482	3,980,259	(10,482)

Comprehensive Income	$48,260,111	$34,329,296	$12,358,580

Basic weighted average shares outstanding	33,592,562	33,210,969	22,782,200

Diluted weighted average shares outstanding	33,592,562	33,651,767	23,190,286

Basic earnings per share	$1.18	$0.91	$0.54

Diluted earnings per share	$1.18	$0.90	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Common stock		Paid-in	Statutory	Development	Accumulated other comprehensive	Retained
	Shares	Amount	capital	reserves	fund	income (loss)	earnings	Total

Balance at January 1, 2009	19,652,226	$19,652	$9,329,371	$1,085,403	$542,701	$2,345,698	$1,954,768	$15,277,593

Sale of common stock	12,810,890	12,811	93,565,189	-	-	-	-	93,578,000

Offering costs	-	-	(12,407,007)	-	-	-	-	(12,407,007)

Exercise of warrants	168,632	169	290,721	-	-	-	-	290,890

Stock-based compensation	-	-	333,387	-		-	-	333,387

Net income	-	-	-	-	-	-	12,369,062	12,369,062

Transfer to statutory reserve and development fund	-	-	-	1,286,315	643,158	-	(1,929,473)	-

Foreign currency translation loss	-	-	-	-	-	(10,482)	-	(10,482)

Balance at December 31, 2009	32,631,748	32,632	91,111,661	2,371,718	1,185,859	2,335,216	12,394,357	109,431,443

Exercise of warrants	1,759,114	1,759	6,962,751	-	-	-	-	6,964,510

Net income	-	-	-	-	-	-	30,349,037	30,349,037

Offering costs paid	-	-	(320,000)	-	-	-	-	(320,000)

Purchase of treasury stock	(798,300)	(798)	(6,945,152)	-	-	-	-	(6,945,950)

Stock-based compensation	-	-	275,698	-	-	-	-	275,698

Transfer to statutory reserve and development fund	-	-	-	3,755,921	1,877,960	-	(5,633,881)	-

Foreign currency translation gain	-	-	-	-		3,980,259	-	3,980,259

Balance at December 31, 2010	33,592,562	33,593	91,084,958	6,127,639	3,063,819	6,315,475	37,109,513	143,734,997

Net income	-	-	-	-	-	-	39,805,629	39,805,629

Transfer to statutory reserve and development fund	-	-	-	3,029,967	1,514,984	-	(4,544,951)	-

Stock-based compensation	-	-	102,626	-	-	-	-	102,626

Dividend declared	-	-	-	-	-	-	(6,718,512)	(6,718,512)

Foreign currency translation gain	-	-	-	-	-	8,454,482	-	8,454,482

Balance at December 31, 2011	33,592,562	$33,593	$91,187,584	$9,157,606	$4,578,803	$14,769,957	$65,651,679	$185,379,222

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 2010 AND 2009

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,805,629	$30,349,037	$12,369,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,965,616	1,640,882	1,449,186
Provision for inventory losses	154,257	-	-
Stock-based compensation	102,626	275,698	333,387
(Increase) decrease in current assets:
Accounts receivable	35,182,509	(34,354,325)	(8,512,633)
Advances to suppliers	1,072,711	887,765	-
Other receivables, prepayments, and deposits	(566,181)	(491,041)	(5,019)
Due from stockholder	-	-	331,064
Due from related party	-	-	1,715,320
Tax rebate receivable	-	-	283,706
Inventories	(36,079,878)	(4,329,707)	(10,374,062)
Increase (decrease) in current liabilities:
Accounts payable	(19,131,367)	12,532,257	4,084,515
Advance from customers	(773,834)	(10,106)	(1,585,231)
Taxes payable	(8,220,308)	1,777,120	(670,218)
Notes payable	(7,898,004)	1,924,203	-
Due to related party	-	-	(274,636)
Other payables and accrued expenses	(649,823)	858,495	1,221,679
Increase in noncurrent assets:	4,687	15,741	18,100

Net cash provided by operating activities	5,968,640	11,076,019	384,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	1,257,452	(1,282,217)	164,297
Acquisition of property & equipment	(10,444,879)	(10,095,861)	(1,474,527)
Acquisition of intangible asset	(4,325,011)	(36,441,355)	-
Refund of deposit on land use right	10,513,006	-	-
Deposit for land use right	(826,923)	(4,601,917)	-
Advance for equipment purchase	(824,307)	-	-
Sale of short-term investments	-	-	29,322
Construction in progress	(17,587,593)	(4,969,627)	(2,829,702)

Net cash used in investing activities	(22,238,255)	(57,390,977)	(4,110,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	-	3,055,687
Proceeds from sale of common stock	-	-	93,578,000
Dividends paid	(5,038,884)	-	-
Offering costs paid	-	(320,000)	(12,407,007)
Proceeds from exercise of warrants	-	6,964,510	290,890
Purchase of treasury stock	-	(6,945,950)	-
Payment on short-term loans	-	-	(3,550,661)
Payment on long-term loans	-	-	(733,050)

Net cash provided by (used in) financing activities	(5,038,884)	(301,440)	80,233,859

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,313,342	1,239,260	44,233

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(19,995,157)	(45,377,138)	76,551,703

CASH & EQUIVALENTS, BEGINNING OF YEAR	33,956,591	79,333,729	2,782,026

CASH & EQUIVALENTS, END OF YEAR	$13,961,434	$33,956,591	$79,333,729

Supplemental Cash flow data:
Income tax paid	$10,846,615	$3,620,873	$567,226
Interest paid	$-	$-	$119,996

Supplemental Disclosure of Non-Cash Financing Activities:
Transfer from construction in progress to fixed assets	$6,102,099	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company has not incurred any bad debts to date. If the Company finds there is a possibility that the Company may incur a bad debt, the Company will accrue the appropriate allowance based on the aging of our accounts receivables. The Company’s policy is to accrue the full amount of account receivables when their aging exceeds one year.  Based on historical collection activity, the Company did not record any bad debt allowance at December 31, 2011 and 2010.

The Company sells products in the China domestic market through a range of distribution outlets including regional and national wholesalers and third party distributors. The standard term of payment of accounts receivables for several of the Company’s large and established China domestic retailer customers is 180 days from the close of the billing cycle, which is 30 – 45 days after the Company’s products are delivered to the customer. This accounts receivable term is customary for large and established China domestic retailers. Historically, the Company has not experienced late payments or bad debts under such terms from these retailers. The term of payment of accounts receivable for the Company’s other China domestic customers is 30 – 90 days from the close of the billing cycle. The Company provides its major customers with payment terms based on their payment history, amount they have purchased in the past, and upon any strategic agreement the Company may have with them.

As the Company continues to focus on expanding sales to the China domestic market, the Company’s sales to the China domestic market may represent a larger percentage of the Company’s total revenue. The Company anticipates that its accounts receivable will remain in line with standard industry practice relating to accounts receivable in China, which could be up to seven months.

The Company sells products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. As of December 31, 2011, and December 31, 2010, approximately 43% and 29%, respectively, of its accounts receivable was from overseas customers. The Company's export sales-related accounts receivable typically are less than three months, depending on customer shipment schedules. Historically, the Company has not experienced significant bad debts from export sales. The Company also maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

The Company believes its accounts receivable will be collected in the ordinary course of business within seven months as the Company has established relationships with many of its major customers.  In addition, the Company’s domestic customers typically pay according to the Company’s payment terms and the Company maintains insurance for its accounts receivable with respect to its international customers.

The table below provides account receivable roll forward schedules for our three largest clients----SuNing, Gome and Reed Sea. Song Qiao is a wholly-owned subsidiary of SuNing.

Client Name	2010 Receivable	2011 Sales	2011 collection	Bad debt allowance	2011 Receivable
Gome	$16,980,623	$87,022,062	$101,199,864	-	$2,802,821
Song Qiao	$14,994,927	$11,898,273	$26,893,200	-	$-
Reed Sea	$2,297,135	$30,490,629	$28,551,227	-	$4,236,537

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Notes Receivable

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. At December 31, 2011, Winder transferred commercial notes to vendors in lieu of payment.  If the original remitters fail to pay the notes, Winder will be responsible for making the payment, and there was contingent liability of RMB 262.12 million ($41.6 million) for Winder at December 31, 2011.

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

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

 The following are the details of property and equipment at December 31, 2011 and 2010:

	2011	2010
Building	$21,254,566	$9,274,909
Equipment	25,072,857	18,928,495
Vehicle	454,267	485,421
Office equipment	566,054	220,800
Total	47,347,744	28,909,625
Less accumulated depreciation	(11,210,135)	(8,456,221)
Property & equipment, net	$36,137,609	$20,453,404

Depreciation for the years ended December 31, 2011, 2010 and 2009, was $2,265,269, $1,490,855 and 1,439,751, respectively.

Construction in Progress

Construction in progress consists of costs for the construction of workshops, mold and a video monitoring installation for Winder. The construction work for workshops, installation of video monitoring and construction of some of the molds was completed and transferred to property, plant and equipment as of December 31, 2011. Other molds under construction amounted to $3.12 million as of December 31, 2011, with no major additional costs to be incurred. The Company completed its final inspection of the workshop construction in December 2011, and put the workshops into operation for product manufacturing.

Construction in progress also includes costs for the construction of a new plant, office building and power distribution station for Deer Technology.  Total estimated cost for this project is $36.23 million.  As of December 31, 2011, construction in progress was $18.02 million. This phase of construction is anticipated to be completed in September 2012.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2011 and 2010, there was no significant impairment of its long-lived assets.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

The following are the details of intangible assets at December 31, 2011and 2010:

	2011	2010

Right to use land	$36,834,817	$37,712,643
Computer software	83,201	79,158
Total	36,918,018	37,791,801
Less accumulated amortization	(1,022,490)	(289,791)
Intangibles, net	$35,895,528	$37,502,010

Pursuant to PRC regulations, the PRC government owns all land. The Company recorded the amounts paid for the land use rights as an intangible asset. The Company amortizes these rights over their respective periods, which range from 45 to 50 years. Computer software is amortized over 1 to 2 years.

In 2010, Deer Technology acquired the land use rights for two parcels of land with a total of 439,640 square meters located in east central China in the city of Wuhu, AnHui Province. The purchase price of the land use rights for these two parcels of land was approximately $35 million,  a price of RMB 4.95 million ($743,000) per hectare and including a 4% PRC government land transfer tax and other government charges. The use right for the first parcel of land covering 289,416 square meters was purchased for approximately RMB 149 million ($22.74 million). The land use right for the second parcel of land covering 150,224 square meters was purchased for RMB 77.37 million ($11.8 million). The Company received the land use right certificates from the PRC government on these two parcels of land.

The deposit of $10.5 million (RMB 67,901,400) paid in 2010 to acquire a land use right was returned to the Company in the first quarter of 2011, as it failed to win the auction for the land. The Company paid an additional $4.3 million (RMB 27,934,381) in first quarter of 2011 to make payment in full for the land use rights it acquired in December 2010.  As of December 31, 2010, the Company prepaid (RMB 22,300,000) $3,367,207 for land use rights acquired in December 2010. This prepayment was transferred into intangible assets in the first quarter of 2011 when the Company received the land use right certificate.

A summary of Company’s land use right acquisitions follows:

Name	Site use right Phase I	Site use right Phase II	Land use right	Land use right
Size (In Square Meters)	33,728	52,597	289,416	150,224
Location	Yangjiang City	Yangjiang City	Wuhu City	Wuhu City
Owner	Winder	Winder	Deer Technology	Deer Technology
Useful life in months	600	600	600	600
Purpose	Plant and workshop	Plant and workshop	Plant and workshop	Plant and workshop
Purchase date	November 2002	June 2005 & March 2010	September 2010	December 2010
Price in RMB/USD	RMB 1.7 million ($0.3 million)	RMB 3.9 million ($0.6 million)	RMB 149.1 million ($23 million)	RMB 77.4 million ($12 million)
As of 12/31/2011	Paid in full	Paid in full	Paid in full	Paid in full
Payment due date	-	-	-	-

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

In addition, as of December 31, 2011, the Company prepaid RMB 5.34 million ($0.8 million) for the land use rights for 60,000 square meters of land in Yangjiang City, or Site use right Phase III. The total cost for the land use rights is approximately RMB 21.3 million ($3.3 million), which the Company is required to pay in full in 2012.

There are no regulatory deadlines or commitments to develop the land.

Amortization for the years ended December 31, 2011, 2010 and 2009, was $700,347 $150,027 and $9,435, respectively.

The following table summarizes the expected amortization over the next five years as of December 31, 2011:

Year ended December 31,	Amount
2012	$719,145
2013	719,145
2014	719,145
2015	719,145
2016	719,145
Thereafter	32,299,803
Total	$35,895,528

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of December 31, 2011, and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480).

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Sales revenue from export customers is recognized at the date of shipment when the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.  The Company records payments for goods before all relevant criteria for revenue recognition are satisfied as unearned revenue.

Sales revenue from domestic customers is recognized at FOB destination when the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Company pays for the cost of freight and insurance and risk of loss passes when customers receive the goods. The Company records payments for goods before all relevant criteria for revenue recognition are satisfied as unearned revenue.

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

Sales returns and allowances were $0 for the year ended December 31, 2011 and 2010. The Company does not provide a right of unconditional return, price protection or any other concessions to its customers.

Cost of Revenue and Selling, General and Administrative Expenses

The Company includes expenses in either cost of revenue or selling, general and administrative expenses based upon the natural classification of the expenses. Cost of revenue includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process. Selling, general and administrative expenses includes expenses associated with the distribution of our products, sales efforts including commissions payable to in store promotional staff, administration costs and other costs that are not incurred to support the manufacturing process. The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Statements of Consolidated Income. These expenses include warehousing costs, outbound freight charges, insurance and costs associated with distribution personnel.

Advance from Customers

The Company records payments received from customers in advance of their future orders to an advance account.  These orders are normally delivered within a reasonable period of time based upon contract terms with the customers.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2011 and 2010 and 2009 were $105,954, $222,648 and $45,361, respectively.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the years ended December 31, 2011, 2010 and 2009, were $188,658 and $777,783 and $602,550 respectively. Research and development costs are included in general and administrative expenses.

Subsidy Income

The Company was awarded grants from local government bureaus to encourage the development of its business. As a general policy of municipal governments in the PRC, local government bureaus commonly provide grants to leading local companies in order to encourage greater economic development and employment. The grants are typically based on certain standards that are reviewed periodically. The grants set forth below were awarded to the Company based on its progress in technological innovation and building of a standardized plant and factory. As the exact amount of a grant is uncertain until the local government makes its final determination, the Company records income only when the grant is received or approved. The grants set forth below were made without any conditions and restrictions, and were not required to be repaid.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Set forth below are the grants recorded in the year end ended December 31, 2011.

Item	Amount in ($)

Development fund from Yangjiang Hi-Tech Industrial Development Zone	264,839

Reward from Yangjiang Finance Bureau for acting as a lead role model of demonstrating standardized factory construction	692,620

Reward of proprietary brand and market development from Yangjiang Finance Bureau	45,892
From Yangjiang Hi-Tech Industrial Development Zone for business development reward	26,833

Others	50,264
Total	$1,080,448

The above subsidy income attributable to the grants specified was received in full and could be used without restriction.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718 & 505, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 50,000 options outstanding as of December 31, 2011.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At December 31, 2011 and 2010, the Company had not taken any significant uncertain tax position on its tax return for 2010 and prior years or in computing its tax provision for 2011.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Foreign Currency Transactions and Comprehensive Income

The financial statements’ accounts of the Company’s PRC subsidiaries were translated into USD in accordance with SFAS No. 52, “Foreign Currency Translation” (codified in FASB ASC Topic 830), with the RMB as the Company’s China subsidiaries’ functional currency. According to SFAS No. 52 (codified in FASB ASC Topic 830), all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

Currency Hedging

The Company from time to time may enter into forward exchange agreements with the Bank of China, whereby the Company agrees to sell U.S. dollars to the Bank of China at certain rates. At December 31, 2011and 2010, the Company had no outstanding forward exchange contracts.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the ASC Topic 260, “Earnings per Share.” Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is calculated by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share calculations:

Years Ended December 31,	2011		2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	33,592,562	$1.18	33,210,969	$0.91	22,782,200	$0.54
Effect of dilutive warrants and stock options			440,798	(0.01)	408,086	(0.01)
Diluted earnings per share	33,592,562	$1.18	33,651,767	$0.90	23,190,286	$0.53

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
Reclassifications

The Company reclassified intangible assets to deposit of $806,458 for land use right as of December 31, 2010 to conform to the manner of presentation in the current period.

 Recent Pronouncements

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for annual reporting period beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 changes the wording used to describe the requirements in generally accepted accounting principles in the United States ("U.S. GAAP") for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, ASU 2011-04 expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset's highest and best use. ASU 2011-04 will be effective for the first interim and annual reporting period beginning after December 15, 2011 and early adoption is prohibited. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following at December 31, 2011, and December 31, 2010:

	2011	2010
Raw material	$23,080,165	$7,979,205
Work in process	10,265,880	11,914,475
Finished goods	27,829,309	3,122,170
Allowance for inventory impairment	(158,123)	-
Total	$61,017,231	$23,015,850

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 4 – Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following at December 31, 2011and 2010:

	2011	2010
Accrued expenses	$113,695	$1,010,591
Accrued wages	975,071	996,542
Welfare payable	20,353	21,303
Other payables	1,644,498	973,280
Total	$2,753,617	$3,001,716

Accrued expenses were for electricity and freight fees. Other payables were for government charges, payable to the local construction management department, and payable for employees’ education fund and labor union fund, etc.

Note 5 – Notes Payable

Notes payable at December 31, 2011 and 2010, were for multiple bankers’ acceptances from the Bank of China. The terms of the notes range from 3-6 months, bear no interest and pay the bank 0.05% of the note balance as an acceptance fee. The Company deposits a certain percentage of the notes’ par value with the Bank of China, refundable when the notes are re-paid and accounted for as restricted cash in the accompanied consolidated financial statements.

Note 6 – Dividend Payable

On March 9, 2011, the Company’s Board of Directors (“BOD”) declared a first quarter dividend payable from future earnings, of $0.05 per share which was paid on April 14, 2011. On May 9, 2011, the Company’s BOD declared a second quarter dividend of $0.05 per share, payable from future earnings on July 15, 2011, to the shareholders of record as of June 30, 2011. On August 9, 2011, the Company’s BOD declared a third quarter dividend of $0.05 per share, payable from future earnings on October 15, 2011, to the shareholders of record as of September 30, 2011. On November 8, 2011, the Company’s BOD declared a fourth quarter dividend of $0.05 per share, payable from future earnings on January 13, 2012, to the shareholders of record as of December 30, 2011. Dividend payable at December 31, 2011, was $1,679,628 and was paid on January 10, 2012. Declaration and payment of future quarterly dividends will be made at the discretion of the BOD.

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

In connection with the private placements described above, the Company issued a registration rights agreement requiring the Company to file a registration statement covering the shares of its common stock issued in the private placement and the shares of its common stock issuable upon exercise of the warrants issued in the private placement. The registration statement with respect to such securities was declared effective on June 3, 2009, and a post-effective amendment to the registration statement was declared effective on June 30, 2010. Subject to certain grace periods, the registration statement must remain effective and available for use until the purchasers can sell all of the securities covered by the registration statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the registration statement, it is required to pay liquidated damages of 1% of the aggregate purchase price paid by such purchaser for any registerable securities then held by such purchaser on the date of such failure and on each anniversary of the date of such failure until such failure is cured.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

On September 21, 2009, the Company completed a private placement offering of 3,000,000 units, each unit consisting of 1 share of the Company’s common stock and a 3-year warrant to purchase 30% of 1 share of the Company’s common stock at $5.00 per share, at $5.00 per unit for $15,000,000 to non-U.S. investors. The Company issued warrants to purchase 900,000 shares of its common stock to the investors in the offering. A non-U.S. advisor to the Company received fees of 9% of the gross proceeds and warrants to purchase 300,000 shares of the Company’s common stock on the same terms as the investors. The Company paid an additional 3% advisory fee in connection with this private placement offering. The investors received registration rights. The Company issued the shares pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

On December 17, 2009, the Company completed a public offering of 6,900,000 shares of its common stock at $11.00 per share for $75,900,000. The Company paid commissions and fees associated with this offering of $9,931,296. The Company also paid offering cost of $320,000 related to this offering in 2010.

Stock Options

Following is a summary of the activity of options to an independent director:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2009	130,000	$10.96	4.98	$45,500
Exercisable, December 31, 2009	56,666	$10.96	4.98	$19,833
Granted	-	-
Forfeited	80,000	-
Exercised	-	-
Outstanding, December 31, 2010	50,000	$10.96	3.98	$14,000
Exercisable, December 31, 2010	33,332	$10.96	3.98	$9,333
Outstanding, December 31, 2011	50,000	$10.96	2.98	$-
Exercisable, December 31, 2011	50,000	$10.96	2.98	$-

The exercise price for options outstanding at December 31, 2011, is as follows:

Number of Options	Exercise Price
50,000	$10.96

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	2.25%
Expected life of the options	3 to 3.5 years
Expected volatility	80%
Expected dividend yield	0%

During 2011, 2010 and 2009, the Company recorded $102,626, $275,698 and $333,387 as stock option expense, respectively.

Warrants

At the end of 2010, all warrants were exercised. No new warrants were granted during the year ended December 31, 2011.

Note 8 – Employee Welfare Plan

Expense for employee common welfare was $21,773, $112,154 and $51,160 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company is not required to establish welfare and common welfare reserves.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “statutory common welfare fund,” which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.
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

The Company appropriated $3,029,967, $3,755,921 and $1,286,315 as reserve for the statutory surplus reserve, and $1,514,984,  $1,877,960 and $643,158 as reserve for development fund, for 2011, 2010 and 2009 respectively.

Note 10 – Income Tax

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Deer, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. During the year ended December 31, 2011, the U.S. parent company utilized 100% of its NOL against the dividend income received from Winder as earnings repatriation.

Deer International was incorporated in the BVI and there is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI tax jurisdiction where Deer International is domiciled.

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%. Winder enjoys a 15% preferential income tax effective as of 2009 until expiration on December 31, 2011, as a result of its status as a high tech enterprise. Winder has received approval for the renewal of its 15% preferential income tax rate for another three years after 2011.

The following is a reconciliation of tax at the U.S. federal statutory rate to the provision for income tax recorded in the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Tax provision at U.S. statutory rate	34.0%	34.0%	34.0%
US tax on dividend from foreign subsidiary	3.2%	-%	-%
Foreign tax rate difference	(8.0)%	(9.2)%	(9.0)%
Valuation allowance	0.5%	1.3%	1.0%
Effect of tax holiday	(10.4)%	(10.4)%	(11.0)%
NOL utilized	(0.7)%	-%	-%
Tax per financial statement	18.6%	15.7%	15.0%

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

If Winder had not been granted high-tech enterprise status, income tax expense for the year ended December 31, 2011, 2010 and 2009, would have been increased by $5,083,249, $3,755,779 and $1,697,000, respectively, and earnings per share would have been reduced by $0.15, $0.11 and $0.07, respectively.

Foreign pretax earnings approximated $50,954,000 and $36,874,000 for 2011 and 2010, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are invested indefinitely outside of the U.S. At December 31, 2011, approximately $72,653,000 of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $13,843,000 would have to be provided if such earnings were remitted currently.

Note 11 – Geographical Sales

Geographical distribution of sales is as follows:

	Years Ended December 31
Geographical Areas	2011	2010	2009
China	153,488,207	76,897,106	14,313,485
South America	15,370,208	24,663,627	12,305,666
Asia	33,244,670	24,454,857	9,319,581
Europe	7,778,784	17,837,267	11,488,707
Middle East	10,612,481	21,439,859	11,064,745
North America	4,601,112	8,516,523	22,217,528
Africa	1,653,423	2,037,648	632,968
	226,748,885	175,846,887	81,342,680

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

Note 13 – Commitments

Winder has a registered capital of $57.2 million. At December 31, 2011, the Company has contributed $36.7 million to Winder’s registered capital and is committed to contribute an additional $20.5 million by April 2013.

On September 1, 2010, the Company entered into a 2-year lease, expiring August 30, 2012, for a show room in Panyu, Guangdong Province with monthly rent, inclusive of property management fees, of $5,500 (RMB 37,000). The Company has the option to renew this lease upon expiration. At December 31, 2011, the Company’s future minimum rental payments required under this operating lease for 2012 were as follows:

2012	$44,000

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

 Note 14 – Major Customers and Vendors

For the year ended December 31, 2011, three customers accounted for approximately 38%, 13% and 11% of sales, respectively.  At December 31, 2011, the total accounts receivable balance due from these three customers was $14,960,215.

For the year ended December 31, 2011, no supplier accounted for 10% or more of the Company’s raw material purchases.

For the year ended December 31, 2010, two customers accounted for 14% and 10% of sales, respectively. At December 31, 2010, the total receivable balance due from these customers was $31,975,551. There was no major customer in 2009.

For the year ended December 31, 2010, one vendor accounted for 12% of the Company’s purchases of raw materials. At December 31, 2010, the total payable to this vendor was approximately $1,464,061. There was no major vendor in 2009.

Note 15 – Contingencies

Acquisition of Winder

On April 1, 2008, Deer International acquired 100% of the equity interest in Winder from 50HZ Electric Limited (“50HZ”). At the time of such acquisition, Deer International was an offshore enterprise controlled by some of the Company’s shareholders who are PRC residents. Certain of these shareholders also owned or controlled 50HZ at the time of such acquisition, which made Winder an affiliated PRC company of such shareholders. In October 2008, such shareholders transferred their ownership interests in 50HZ to an unrelated third party, after which 50HZ was no longer a related party of the Company. The transaction was approved by the Economic Development Bureau of Yangjiang High-Tech Industry Development Zone (the “Yangjiang High-Tech Zone”).

The acquisition of 100% of Winder’s equity interests by Deer International on April 1, 2008, was free of any consideration and conditions. Under applicable PRC tax rules, any transaction between related parties shall be priced on an arm’s length basis. The tax authority has the right to investigate any related party transaction and to make adjustment if it finds the price not on an arm’s length basis. The PRC tax authority would make adjustment by applying a deemed arm’s length price to the transaction. Given that 50HZ and Deer International had certain related parties at the time of the Winder acquisition, there is a possibility the consideration-free transfer may be challenged and investigated by the PRC tax authority. If the deemed arm’s length price determined by the PRC tax authority during such investigation is higher than the original cost that 50HZ paid to get 100% equity interest of Winder, such excess amount would be subject to additional PRC income tax. Although the Company believes 50HZ would be responsible for the possible PRC income tax, the Company understands it is common practice for PRC tax authority to enforce the tax collection on the entity at issue, which in this case would be Winder, and the Company may be required to pay the possible PRC income tax on behalf of 50HZ. According to the M&A Regulations, the acquisition of Winder might require the approval of Ministry of Commence People’s Republic of China (“MOFCOM”). As the interpretation and implementation of the M&A Regulations are unclear, if the approval of MOFCOM is required, the approval that 50HZ obtained from the Yangjiang High-Tech Zone may be deemed incomplete and the transferee, namely Deer International, may need to obtain further approval from MOFCOM.

Pending Litigation

On March 28, 2011, the Company filed suit in the Supreme Court of the State of New York, captioned Deer Consumer Products, Inc. v. Alfred Little, et al., Index No. 650823/2011, against a certain blogger, “Alfred Little,” the website SeekingAlpha.com and others. The Company claims in this action allege the publishing of false and defamatory statements by the defendants as part of scheme to manipulate and depress the market for our common stock. The Company is claiming compensatory and punitive damages totaling at least $11 million, not including claims for attorneys’ fees, and other equitable remedies, including disgorgement of any illicit trading profits received by the defendants in connection with the alleged market manipulation scheme.  On August 29, 2011, the Company obtained a Court order allowing us to effect service of the summons and complaint upon defendant Alfred Little via email and related notice.  We effected service on Alfred Little pursuant to that order and on September 29, 2011, Alfred Little filed motions to dismiss the complaint for lack of personal jurisdiction and for permission to appear anonymously as a party in the litigation. In addition, on August 31, 2011, the Court granted defendant SeekingAlpha.com’s motion to dismiss our claim against it on the ground that a Federal statute, the Communications Decency Act, 47 U.S.C. § 230, precluded the claim against SeekingAlpha.com.  On September 29, 2011, the Company filed a notice of appeal of this decision.  If the Company decides to go through with the appeal, it must file a brief “perfecting” the appeal no later than June 29, 2012. On January 27, 2012, the Court denied in part Alfred Little’s motion to dismiss the complaint for lack of personal jurisdiction and permitted the Company to conduct discovery on the issue of personal jurisdiction after a confidentiality agreement was reached between the parties.  The court also requested that Alfred Little submit to the Court evidence corroborating his allegations of potential risks of physical harm for in camera review.  On February 17, 2012, the parties reached a confidentiality agreement.  On February 23, 2012, after an in camera review of the evidence presented by Alfred Little, the Court permitted Alfred Little to proceed anonymously until the Court decides the jurisdictional issue and re-directed that the parties proceed with jurisdictional discovery pursuant to the previously ordered confidentiality agreement.  The Company has commenced discovery on the jurisdictional issue.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

On April 29, 2011, a purported securities class action lawsuit on behalf of the purchasers of the Company’s common stock between March 31, 2009, and March 21, 2011, James Rose v. Deer Consumer Products, Inc. et al, was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California. The court has not yet certified the class action status. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as, in the case of the individual defendants, the Section 20(a) control person provisions of the Exchange Act. The factual assertions in the complaint, based expressly on the published statements at issue in the Alfred Little suit described above, consist primarily of allegations that the defendants made materially false or misleading public statements concerning the Company’s financial condition in 2010 and 2009. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of the Company’s common stock during the class period. A consolidated amended complaint was filed on September 6, 2011, with essentially the same allegations. The Company filed a motion to dismiss the lawsuit, which motion is fully briefed and has been taken under submission by the Court.  The Company strongly denies the allegations in the complaint. The Company believes this lawsuit is frivolous and without merit and will contest it vigorously. The Company plans to pursue all legal remedies available to it if the complaint is not withdrawn in its entirety.

Note 16 – Condensed Financial Information of U.S. Parent

Deer Consumer Products, Inc. is a U.S. holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements for Deer Consumer Products, Inc. (parent) on a stand-alone, unconsolidated basis as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009.

CONDENSED BALANCE SHEETS

	2011	2010

ASSETS

Cash and equivalents	$2,215,212	$397,872
Investment in subsidiaries	187,555,050	143,012,293
Other current assets	1,313,220	474,902
TOTAL ASSETS	$191,083,482	$143,885,067

LIABILITIES AND STOCKHOLDERS' EQUITY

Advances from subsidiaries	$2,594,067	$150,070
Tax Payable	1,430,565	-
Dividend payable	1,679,628	-

STOCKHOLDERS' EQUITY:
Common stock	33,593	33,593
Additional paid-in capital	91,187,584	91,084,958
Development funds	4,578,803	3,063,819
Statutory reserve	9,157,606	6,127,639
Other comprehensive income	14,769,957	6,315,475
Retained earnings	65,651,679	37,109,513
Total stockholders' equity	185,379,222	143,734,997
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$191,083,482	$143,885,067

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

CONDENSED STATEMENTS OF INCOME
	2011	2010	2009
Operating expenses
General and administrative expenses	$1,109,749	$890,285	$657,327

Loss from operations	(1,109,749)	(890,285)	(657,327)

Non operating income
Other income (expenses)	(29,151)	13,656	10,189
Equity income in subsidiaries	42,440,952	31,225,666	13,016,230
Dividend income from Chinese subsidiary	6,352,678	-	-
Total non-operating income	48,764,479	31,239,322	13,026,419

Income before income tax	47,654,730	30,349,037	12,369,092

Income tax	1,496,424	-	-

Net income	$46,158,306	$30,349,037	$12,369,092

CONDENSED STATEMENTS OF CASH FLOWS

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,158,306	$30,349,037	$12,369,092
Adjustments to reconcile net income to net cash
used in operating activities:
Stock-based compensation	102,626	275,698	333,387
Equity income in subsidiaries	(42,440,952)	(31,225,666)	(13,016,230)
Increase in other assets	3,036,244	(463,060)	(12,500)

Net cash used in operating activities	6,856,224	(1,063,991)	(326,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	(1,400,000)	(78,122,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	-	-	81,461,883
Increase in advances from related party	-	-	150,070
Offering costs paid	-	(320,000)	-
Proceeds from the exercise of warrants	-	6,964,510	-
Dividend paid	(5,038,884)	-	-
Purchased of treasure shares	-	(6,945,950)	-

Net cash provided by (used in) financing activities	(5,038,884)	(301,440)	81,611,953

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	1,817,340	(2,765,431)	3,163,303

CASH & EQUIVALENTS, BEGINNING BALANCE	397,872	3,163,303	-

CASH & EQUIVALENTS, ENDING BALANCE	$2,215,212	$397,872	$3,163,303

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010 (AUDITED)

Note 17 – Selected Quarterly Data (unaudited)

	Quarterly Periods Ended
	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
Net revenue	$73,948,714	$72,996,341	$45,127,684	$34,676,146
Gross profit	23,850,652	22,254,355	13,148,900	9,956,945
Income from operation	16,970,270	15,956,904	9,202,424	6,098,882
Other income (expense)	17,391	(94,076)	(140,076)	907,346
Net income	$13,416,973	$13,248,179	$7,346,531	$5,793,946
Earnings per share (basic)	$0.40	$0.39	$0.22	$0.17

	Quarterly Periods Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Net revenue	$62,230,434	$55,263,309	$34,450,687	$23,902,457
Gross profit	17,967,075	15,845,832	9,881,653	6,877,848
Income from operation	13,493,233	11,608,527	6,971,574	4,774,818
Other income (expense)	(418,084)	(596,617)	149,532	14,480
Net income	$11,025,850	$9,265,624	$6,020,540	$4,037,023
Earnings per share (basic)	$0.33	$0.28	$0.18	$0.12

Note 18 – Valuation and Qualifying Accounts

Allowance for Inventory

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Years Ended December 31,

2009	$-	$-	$-	$-
2010	-	-	-	-
2011	$-	$158,123	$-	$158,123

Allowance for Doubtful Accounts of Accounts Receivable

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End
	of Year	Expenses	Reserves	of Year
Years Ended December 31,

2009	$-	$-	$-	$-
2010	-	-	-	-
2011	$-	$-	$-	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEER CONSUMER PRODUCTS, INC.
(Registrant)
Date: March 29, 2012	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ying He his attorney-in-fact for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ying He	Chairman and Chief Executive Officer	March 29, 2012
Ying He	(Principal Executive Officer)
/s/ Zongshu Nie	Chief Financial Officer and Director	March 29, 2012
Zongshu Nie	(Principal Financial and Accounting Officer)
/s/ Edward Hua	Director	March 29, 2012
Edward Hua
/s/ Arnold Staloff	Director	March 29, 2012
Arnold Staloff
/s/ Qi Hua Xu	Director	March 29, 2012
Qi Hua Xu

EXHIBIT INDEX

Exhibit No.	Description
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

†21	Subsidiaries of Deer Consumer Products, Inc.
†23.1	Consent of Independent Registered Public Accounting Firm
†24.1	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
†31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
†32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith