Form 10-Q
period 2012-03-31
Deer Consumer Products, Inc.
filed 2012-05-10
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34407

DEER CONSUMER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5526104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China	518057
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,592,562 shares of common stock outstanding as of May 9, 2012.

Deer Consumer Products, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$15,337,914	$13,961,434
Restricted cash	534,645	127,235
Accounts receivable	6,387,898	20,553,235
Deposits	88,723	1,153,019
Advances to suppliers	620,731	2,920,746
Other receivables	46,508	287,824
VAT receivable	9,227,463	8,562,076
Prepaid expense	952,902	952,902
Inventories, net	79,381,120	61,017,231

Total current assets	112,577,904	109,535,702

NON-CURRENT ASSETS
Advance for equipment purchase	101,143	844,964
Deposit for land use right	848,534	847,646
Property and equipment, net	35,329,674	36,137,609
Construction in progress	21,171,672	21,141,715
Intangible assets, net	35,748,608	35,895,528
Other receivable	317,710	-

Total noncurrent assets	93,517,341	94,867,462

TOTAL ASSETS	$206,095,245	$204,403,164

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$4,315,772	$7,977,167
Advance from customers	844,530	1,056,442
Income taxes payable	5,096,160	4,864,267
Other payables and accrued expenses	2,422,601	2,753,617
Dividend payable	-	1,679,628
Notes payable	-	692,821

Total current liabilities	12,679,063	19,023,942

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value; 75,000,000 shares authorized; 33,592,562 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	33,593	33,593
Paid-in capital	91,187,584	91,187,584
Statutory reserve	9,985,566	9,157,606
Development fund	4,992,783	4,578,803
Accumulated other comprehensive income	14,983,829	14,769,957
Retained earnings	72,235,827	65,651,679

Total stockholders' equity	193,419,182	185,379,222

TOTAL LIABILITIES AND EQUITY	$206,098,245	$204,403,164

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	2012	2011

Revenue	$49,869,103	$34,676,146
Cost of revenue	34,349,861	24,719,201

Gross profit	15,519,242	9,956,945

Operating expenses
Selling	4,014,207	2,617,437
General and administrative	1,351,486	1,240,626

Total operating expenses	5,365,693	3,858,063

Income from operations	10,153,549	6,098,882

Non-operating income (expenses)
Interest income	311,440	62,535
Financial expense	(6,260)	-
Exchange loss	(36,162)	(116,123)
Other income (expenses), net	1,759	(38,298)
Subsidy income	236,230	999,232

Total non-operating income, net	507,007	907,346

Income before income tax	10,660,556	7,006,228
Income tax expense	2,834,468	1,212,282

Net income	7,826,088	5,793,946

Other comprehensive item
Foreign currency translation	213,872	1,476,410

Comprehensive Income	$8,039,960	$7,270,356

Basic weighted average shares outstanding	33,592,562	33,592,562

Diluted weighted average shares outstanding	33,592,562	33,592,562

Basic earnings per share	$0.23	$0.17

Diluted earnings per share	$0.23	$0.17

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,826,088	$5,793,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,057,048	703,455
Provision for inventory losses	114,355	-
Stock-based compensation	-	25,657
(Increase) decrease in current assets:
Accounts receivable	14,153,610	7,118,569
Advances to suppliers	2,862,987	713,336
Other receivables, prepayments, and deposits	1,309,945	(417,015)
Subsidy receivable	-	(480,460)
VAT receivable	(655,045)	-
Other assets	-	1,708
Inventories	(18,376,257)	(5,935,516)
Increase (decrease) in current liabilities:
Accounts payable	(3,486,665)	(9,154,319)
Unearned revenue	(212,577)	(711,755)
Taxes payable	228,815	(4,210,783)
Notes payable	(692,107)	(3,440,063)
Other payables and accrued expenses	(333,210)	(879,287)
Changes in noncurrent assets - other receivable	(317,050)	-

Net cash provided by (used in) operating activities	3,479,937	(10,872,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(406,430)	494,294
Acquisition of property & equipment	(28,801)	(728,682)
Refund of deposit on land use right	-	6,071,063
Construction in progress	(7,772)	(1,042,779)

Net cash (used in) provided by investing activities	(443,003)	4,793,896

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,679,628)	-

Net cash used in financing activities	(1,679,628)	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	19,174	315,663

NET DECREASE IN CASH & EQUIVALENTS	1,376,480	(5,762,968)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	13,961,434	33,956,591

CASH & EQUIVALENTS, END OF PERIOD	$15,337,914	$28,193,623

Supplemental Cash flow data:
Income tax paid	$2,639,188	$2,076,848
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

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

The exchange of shares with Deer International was recorded as a reverse acquisition under the purchase method of accounting because Deer International obtained control of the Company. Accordingly, the merger of Deer International into the Company was recorded as a recapitalization of Deer International, with Deer International being treated as the continuing entity. The historical financial statements presented are the consolidated financial statements of Deer International. The share exchange agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information was disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $0.

The Company is engaged in the manufacture, marketing, distribution and sale of small home and kitchen electric appliances (blenders, food processors, choppers, juicers, etc.). The Company manufactures its products in YangJiang, China and has corporate functions in Nanshan, Shenzhen, China.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2011 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

Cash and Equivalents

Cash and equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of guarantee deposit in the bank for issuing letters of credit and bank acceptances.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company has not incurred any bad debts to date. If the Company finds a possibility that it  may incur a bad debt, the Company will accrue the appropriate allowance based on the aging of our accounts receivables. The Company’s policy is to accrue the full amount of account receivables when their aging exceeds one year.  Based on historical collection activity, the Company did not record any bad debt allowance at March 31, 2012 and December 31, 2011.

The Company sells products in the China domestic market through regional and national wholesalers and third party distributors. The standard term of payment of accounts receivables for several of the Company’s large and established China domestic retailer customers is 180 days from the close of the billing cycle, which is 30 – 45 days after the Company’s products are delivered to the customer. This accounts receivable term is customary for large and established China domestic retailers. Historically, the Company has not experienced late payments or bad debts under such terms from these retailers. The term of payment of accounts receivable for the Company’s other China domestic customers is 30 – 90 days from the close of the billing cycle. The Company provides its major customers with payment terms based on their payment history, amount they have purchased in the past, and upon any strategic agreement the Company may have with them.

As the Company continues to focus on expanding sales to the China domestic market, the Company’s sales to the China domestic market may represent a larger percentage of the Company’s total revenue. The Company anticipates that its accounts receivable will remain in line with standard industry practice relating to accounts receivable in China, which could be up to seven months.

The Company sells products to overseas customers under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. As of March 31, 2012 and December 31, 2011, approximately 2 % and 43%, respectively, of its accounts receivable was from overseas customers. The Company's export sales-related accounts receivable typically are less than three months, depending on customer shipment schedules. Historically, the Company has not experienced significant bad debts from export sales. The Company also maintains a substantial amount of export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

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

The table below provides account receivable roll forward schedules for our three largest customers ---- Gome ,Reed Sea and Tianhong.

Client Name	December 31, 2011 Receivable	2012 Sales	2012 collection	Bad debt allowance	March 31, 2012 Receivable
Gome	$2,802,821	$22,517,732	$24,558,350	-	$762,203
Tianhong	$1,587,777,	$10,154,314	$8,951,756	-	$2,790,335
Reed Sea	$4,236,537,	$10,856,826	$13,779,548	-	$1,313,815

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

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

Notes Receivable

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. Winder transferred commercial notes to vendors in lieu of payment.  If the original remitters fail to pay the notes, Winder will be responsible for making the payment. The Company was contingently liable for $11.37 million (RMB 71.54 million) and $41.6 million (RMB 262.12 million) for Winder at March 31, 2012, and December 31, 2011, respectively.

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

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

 The following are the details of property and equipment at March 31, 2012 and December 31, 2011:

	2012	2011
Building	$21,276,853	$21,254,566
Equipment	25,128,008	25,072,857
Vehicle	454,743	454,267
Office equipment	566,648	566,054
Total	47,426,252	47,347,744
Less accumulated depreciation	(12,096,579)	(11,210,135)
Property & equipment, net	$35,329,673	$36,137,609

Depreciation for the three months ended March 31, 2012 and 2011, was $872,872 and $540,313, respectively.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

Construction in Progress

Construction in progress consists of molds under construction of $3.12 million for Winder as of March 31, 2012, and December 31, 2011, with no major additional costs to be incurred.

Construction in progress also includes costs for the construction of a new plant, office building and power distribution station for Deer Technology.  Total estimated cost for this project is $36.23 million.  As of March 31, 2012, construction in progress was $18.05 million. This phase of construction is anticipated to be completed in September 2012.

Long-Lived Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2012 and December 31, 2011, there was no significant impairment of its long-lived assets.

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

The following are the details of intangible assets at March 31, 2012 and December 31, 2011:

	2012	2011

Right to use land	$36,873,441	$36,834,817
Computer software	83,288	83,201
Total	36,956,729	36,918,018
Less accumulated amortization	(1,208,121)	(1,022,490)
Intangibles, net	$35,748,608	$35,895,528

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

A summary of Company’s land use rights are as follows:

Name	Site use right Phase I	Site use right Phase II	Land use right	Land use right
Size (In Square Meters)	33,728	52,597	289,416	150,224
Location	Yangjiang City	Yangjiang City	Wuhu City	Wuhu City
Owner	Winder	Winder	Deer Technology	Deer Technology
Useful life in months	600	600	600	600
Purpose	Plant and workshop	Plant and workshop	Plant and workshop	Plant and workshop
Purchase date	November 2002	June 2005 & March 2010	September 2010	December 2010
Price in RMB/USD	RMB 1.7 million ($0.3 million)	RMB 3.9 million ($0.6 million)	RMB 149.1 million ($23 million)	RMB 77.4 million ($12 million)
	-	-	-	-

In addition, as of March 31, 2012, the Company prepaid RMB 5.34 million ($0.8 million) for the land use rights for 60,000 square meters of land in Yangjiang City, or Site use right Phase III. The total cost for the land use rights is approximately RMB 21.3 million ($3.3 million), which the Company is required to pay in full in 2012.

There are no regulatory deadlines or commitments to develop the land.

Amortization for the three months ended March 31, 2012 and 2011 was $184,176 and $163,142, respectively.

The following table summarizes the expected amortization over the next five years as of March 31, 2012:

Three Months ended March 31,	Amount
2013	$736,407
2014	736,407
2015	736,407
2016	736,407
2017	736,407
Thereafter	32,066,573
Total	$35,748,608

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

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

As of March 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

Sales returns and allowances were $0 for the three months ended March 31, 2012 and 2011. The Company does not provide a right of unconditional return, price protection or any other concessions to its customers.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three month ended March 31, 2012 and 2011 were $17,466 and $23,079, respectively.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the three months ended March 31, 2012 and 2011, were $0 and $183,814 respectively. Research and development costs are included in general and administrative expenses.

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

Set forth below are the grants recorded in the three months ended March 31, 2012.

Item	Amount in ($)

Development fund from Yangjiang Hi-Tech Industrial Development Zone Administration Committee	79,272

From Yangjiang Hi-Tech Industrial Development Zone for business development reward	150,617
Others	6,341

Total --	$236,230

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

Set forth below are the grants recorded in the three months ended March 31, 2011.

Item	Amount in
Development fund from Yangjiang Hi-tech Industrial Development Zone	$264,839

Reward from Yangjiang Finance Bureau for acting as a lead role model of demonstrating the standardize factory construction	692,620
Others	41,773
Total	$999,232

The above subsidy income attributable to the grants specified was received in full and could be used without restriction.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718 & 505, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 50,000 options outstanding as of March 31, 2012.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At March 31, 2012 and December 31, 2011, the Company had not taken any significant uncertain tax position on its tax returns for 2011 and prior years or in computing its tax provision for 2012.

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

Currency Hedging

The Company from time to time may enter into forward exchange agreements with the Bank of China, whereby the Company agrees to sell U.S. dollars to the Bank of China at certain rates. At March 31, 2012 and December 31, 2011, the Company had no outstanding forward exchange contracts.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share calculations:

Three months ended March 31,	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	$33,592,962	$0.23	$33,592,962	$0.17
Effect of dilutive warrants and stock options	-	-	-	-
Diluted earnings per share	33,592,962	$0.23	33,592,962	$0.17

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

Recent Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There is no material impact on the consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Raw material	$16,050,515	$23,080,165
Work in process	8,434,602	10,265,880
Finished goods	55,168,886	27,829,309
Allowance for inventory impairment	(272,883)	(158,123)
Total	$79,381,120	$61,017,231

Note 4 – Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Accrued expenses	$100,874	$113,695
Accrued wages	781,644	975,071
Welfare payable	20,374	20,353
Other payables	1,519,709	1,644,498
Total	$2,422,601	$2,753,617

Accrued expenses were for electricity and freight. Other payables were for government charges, payable to the local construction management department, and payable for employees’ education fund and labor union fund, etc.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

Note 5 – Notes Payable

Notes payable at March 31, 2012 and December 31, 2011 was $0 and $692,821, respectively, were for multiple bankers’ acceptances from the Bank of China. The terms of the notes range from 3-6 months, bear no interest and pay the bank 0.05% of the note balance as an acceptance fee. The Company deposits a certain percentage of the notes’ par value with the Bank of China, refundable when the notes are re-paid and accounted for as restricted cash in the accompanied consolidated financial statements.

Note 6 – Dividend Payable

On March 9, 2011, the Company’s Board of Directors (“BOD”) declared a first quarter dividend payable from future earnings, of $0.05 per share which was paid on April 14, 2011. On May 9, 2011, the Company’s BOD declared a second quarter dividend of $0.05 per share, payable from future earnings on July 15, 2011, to the shareholders of record as of June 30, 2011. On August 9, 2011, the Company’s BOD declared a third quarter dividend of $0.05 per share, payable from future earnings on October 15, 2011, to the shareholders of record as of September 30, 2011. On November 8, 2011, the Company’s BOD declared a fourth quarter dividend of $0.05 per share, payable from future earnings on January 13, 2012, to the shareholders of record as of December 30, 2011. No dividend was declared by the Company’s BOD for the first quarter ended March 31, 2012.

Note 7 – Stockholders’ Equity

Stock Options

Following is a summary of the activity of options to an independent director:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	50,000	$10.96	2.98	$-
Exercisable, December 31, 2011	50,000	$10.96	2.98	$-
Outstanding, March 31, 2012	50,000	$10.96	2.73	$-
Exercisable, March 31, 2012	50,000	$10.96	2.73	$-

The exercise price for options outstanding at March 31, 2012, is as follows:

Number of Options	Exercise Price
50,000	$10.96

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	2.25%
Expected life of the options	3 to 3.5 years
Expected volatility	80%
Expected dividend yield	0%

During the three months ended March 31, 2012 and 2011, the Company recorded $0 and $25,657 as stock option expense, respectively.

Warrants

At the end of 2010, all warrants were exercised. No new warrants were granted during the quarter ended March 31, 2012.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

Note 8 – Employee Welfare Plan

Expense for employee common welfare was $1,471 and $7,861 for the three months ended March 31, 2012 and 2011, respectively. The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $827,960 and  $635,065as reserve for the statutory surplus reserve, and $413,980 and $317,533 as reserve for development fund, for the three months ended March 31, 2012 and 2011respectively.

Note 10 – Income Tax

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Deer, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. Deer has net operating loss carry forwards for income taxes of $262,827 as at March 31, 2012, which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to Deer’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Deer International was incorporated in the BVI and there is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI tax jurisdiction where Deer International is domiciled.

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%. Winder enjoyed a 15% preferential income tax effective as of 2009 until expiration on December 31, 2011, as a result of its status as a high tech enterprise.  For the period ended March 31, 2012, Winder used standard tax rate of 25% to record income tax expenses.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

The following is a reconciliation of tax at the U.S. federal statutory rate to the provision for income tax recorded in the consolidated financial statements for the three months ended March 31, 2012 and 2011:
	2012	2011
Tax provision at U.S. statutory rate	34.0%	34.0%
Foreign tax rate difference	(9.2)%	(9.4)%
Other	0.5%	2.6%
Valuation allowance	1.3%	0.8%
Effect of tax holiday	-%	(10.7)%
Tax per financial statement	26.6%	17.3%

Note 11 – Geographical Sales

Geographical distribution of sales is as follows:

	Three months ended March 31,
Geographical Areas	2012	2011
China	$49,803,305	$15,406,740
South America	-	5,226,580
Asia	65,798	5,764,689
Europe	-	2,718,368
Middle East	-	3,188,665
North America	-	2,145,929
Africa	-	225,175
	$49,869,103	$34,676,146

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

Note 13 – Commitments

The Company had construction in progress, which includes costs for the construction of a new plant, office building and power distribution station for Deer Technology.  Total estimated cost for this project is $36.23 million.  As of March 31, 2012, construction in progress was $18.05 million. This phase of construction is anticipated to be completed in September 2012.

Winder has a registered capital of $57.2 million. At March 31, 2012, the Company has contributed $36.7 million to Winder’s registered capital and is committed to contribute an additional $20.5 million by April 2013.

On September 1, 2010, the Company entered into a 2-year lease, expiring August 30, 2012, for a show room in Panyu, Guangdong Province with monthly rent, inclusive of property management fees, of $5,500 (RMB 37,000). The Company has the option to renew this lease upon expiration. At March 31, 2012, the Company’s future minimum rental payments required under this operating lease for 2012 were as follows:

2012	$27,500

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

Note 14 – Major Customers and Vendors

For the three months ended March 31, 2012, four customers accounted for approximately 45%, 22%, 20% and 12% of sales, respectively.  At March 31, 2012, the total accounts receivable balance due from these four customers was $6,289,111.

For the three months ended March 31, 2012, three vendors accounted for approximately 28%, 21% and 10% of the Company’s purchase of raw materials. At March 31, 2012, the total payable to these vendors was approximately $795,317

For the three months ended March 31, 2011, two customers accounted for approximately 13% and approximately 10% of sales, respectively. At March 31, 2011, the total receivable balance due from these customers was approximately $26,162,920.

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
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are engaged in the manufacture, marketing, distribution and sale of small home and kitchen electric appliances. We develop, promote, manufacture and sell  stylish, safe and easy to use products including: blenders, juicers and soymilk makers that are designed to make today’s lifestyles simpler and healthier. We currently manufacture our products in Yangjiang, China and have corporate functions in Nanshan, Shenzhen, China.

On September 3, 2008, we  consummated a series of agreements that resulted in the acquisition of all  ordinary shares of Deer International, a corporation organized under the laws of the British Virgin Islands (“BVI”) on December 3, 2007, parent of its wholly owned subsidiary Winder since March 11, 2008, and Delta, a wholly owned subsidiary of Winder. Winder and Delta were incorporated in the Guangdong Province of the PRC on July 20, 2001, and February 23, 2006, respectively.

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

We operate through our wholly owned subsidiaries in China. Our U.S. holding company, Deer Consumer Products, Inc., owns 100% of Deer International Group Ltd., a BVI entity, which owns our three wholly foreign owned enterprises, Winder, Deer Technology (AnHui) Co., Ltd. and Anlin Technology (Anhui) Co., Ltd. Delta, which transferred its material former operations to Winder in 2009, is 100% owned by Winder and is currently engaged in marketing operations. Winder is located in Guangdong Province and is engaged in the research, production and delivery of our goods. Deer Technology and Anlin Technology were both incorporated in the AnHui Province on April 30, 2010. Deer Technology and Anlin Technology will also be engaged in the manufacture and sale of household electric appliances and were formed to establish production and distribution facilities  in the Wuhu area of AnHui Province.

Deer Consumer Products, Inc.

Deer Consumer Products, Inc.
(USA)
100%
Deer International Group Ltd.
(BVI)
100%
100%
100%
Winder Electric Co., Ltd.
(Yangjiang, China)
Deer Technology (Anhui) Co., Ltd.
(Wuhu, China)
Anlin Technology (Anhui) Co., Ltd.
(Wuhu, China)
100%
Delta International Limited
(Shenzhen, China)

Each of our wholly owned foreign enterprises, Winder, Deer Technology and Anlin Technology, is authorized by its respective business license to operate our electrical appliance manufacturing business. Delta transferred all of its material former operations to Winder in 2009 to improve the Company’s operating efficiency. Currently, Delta only conducts marketing operations for the Company.

On April 30, 2010, we incorporated Deer Technology and Anlin Technology in AnHui Province. As of March 31, 2012, we  invested $39.8 million in Deer Technology and $10.2 million in Anlin Technology. Deer Technology and Anlin Technology are engaged in the manufacture and sale of household electric appliances and were formed toestablish a new factory  in the Wuhu area of AnHui Province. In 2010, the Company paid approximately $35 million to purchase two parcels of land in the Wuhu area of Anhui Province.

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

We traditionally have acted as an ODM and OEM for the export market and, in recent years, have  expanded sales of our Deer brand (德尔) of appliances in the China domestic market. We will continue to target the China domestic market by expanding our production and manufacturing facilities by building a new factory in the Wuhu area of central China. Wuhu is located on the banks of the Yangtze River within hours from Shanghai and Nanjing, which are some of China’s most populous and economically developed regions. This central location will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and distribution center will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market.  We completed the construction of fencing, sewage system, water pipes, gas and utilities, the factory’s main entrance and leveling the land during the last quarter of 2011. We plan to complete the construction of certain workshops and the warehouse in 2012. The pace of construction will be determined by the pace of the Company’s China domestic market expansion. While our current factory located in Yangjiang, Guangdong province in south China does not operate a full capacity, we plan to use these facilities primarily for fulfilling export orders whereas we anticipate using our new facilities in Anhui to fulfill China domestic orders. These two facilities are about 1,000 miles apart and management anticipates needing the additional capacity at the new facilities in AnHui over the next few years. This additional capacity will be brought on line incrementally in accordance with our domestic expansion strategy.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There is no material impact on the consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

			$	%
	2012	2011	Change	Change
Revenue	$49,869,103	$34,676,146	$15,192,957	44%
Cost of revenue	34,349,861	24,719,201	9,630,660	39%
Gross profit	15,519,242	9,956,945	5,562,297	56%
Selling, general and administrative expenses	5,365,693	3,858,063	1,507,630	39%
Interest and financing (costs) income, net	305,180	62,535	242,645	388%
Other income, net (including subsidy)	237,989	960,934	(722,945)	(75)%
Foreign exchange transaction loss	(36,162)	(116,123)	79,961	(69)%
Income tax expense	2,834,468	1,212,282	1,622,186	134%
Net income	$7,826,088	$5,793,946	$2,032,142	35%

Revenues

Our revenues for the three months ended March 31, 2012, were $49.9 million, an increase of $15.2 million, or 44%, from $34.7 million in 2011. The increase in revenues resulted from our continued sales expansion in the China domestic market. In addition, the average selling price of our products increased 267.67% compared to the average selling prices in the first quarter of 2011, conforming to our strategy of promoting high value products and focusing on middle and high-end customer groups. We also adjusted product categories to meet domestic market needs. We increased our China domestic market sales to $49.8 million in the three months ended March 31, 2012, from $15.4 million in 2011, a 223% increase. Our products are available in over 4,000 stores as of March 31, 2012. Our customers include Gome, a prominent national electronic appliance retail chain in China with approximately 1,400 stores. In the three months ended March 31, 2012, we also increased our sales to Reed Sea Company, an internet sales operator in China that owns over 100 networked sales channels and who is now one of our largest customers. We also added another major customer, Tianhong Mall, a retail chain of a Sino-foreign joint venture. We also added retail locations in other channels such as regional electric appliance retailers, wholesalers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. These results are on pace with our plan to capture the fast growth being experienced in the China domestic small appliance market.

Our sales in South America were $0 million for the three months ended March 31, 2012, a $5.2 million or 100% decrease from 2011. We believe the decrease in sales in South America was mainly due to the continued weak economic growth of emerging markets on that continent. Our sales in Asia, excluding sales to China, were $65,800 for the three months ended March 31, 2012, a $5.7 million or 99%, decrease from 2011.  The reason for the decrease was mainly due to our increased execution of purchase orders in the last quarter of 2011 due to the holiday season in Asia.

Our sales in Europe were $0 million for the three months ended March 31, 2012, a $2.7 million or 100% decrease from 2011. Our sales in the Middle East were $0 million for the three months ended March 31, 2012, a $3.2 million or 100% decrease from 2011. Our sales in Africa were $0 million for the three months ended March 31, 2012, a $0.2 million or 100% decrease from 2011. Our sales in U.S. were $0 million for the three months ended March 31, 2012, a $2.1 million or 100% decrease from 2011. We believe the decrease in international sales was mainly due to weak consumer demand as a result of the continued effects of the world-wide financial crisis in these regions. Nonetheless, we experienced overall growth as our domestic business has been expanding rapidly, and management has adjusted our growth strategy to focus on China domestic sales, which offer higher profit margins than international sales. As workers’ salaries continue to increase in China, Chinese manufacturers are gradually losing competitive advantage in the OEM market, and thus we are transforming our business to focus on creating and marketing our own brand domestically.

Cost of Revenue

Cost of revenue includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.  Our cost of revenue for the three months ended March 31, 2012, was $34.3 million, an increase of $9.6 million or 39% from $24.7 million in 2011. The increased cost of revenue in the three months ended March 31, 2012, was due primarily to our increase in sales. Our cost of revenue as a percentage of revenue decreased nearly 2% due to our increased domestic sales which have higher profit margins than export sales.

Gross Profit

Our gross profit was $15.5 million for the three months ended March 31, 2012, compared to $10.0 million for 2011, an increase of 56%. Our gross margin was 31% for the three months ended March 31, 2012, compared to 29% for 2011, an increase of 2%. Our increase in gross profit was attributable to higher gross margins in the China domestic market, where we experienced a significant growth in sales, as compared to gross margins in the export market. Products generally sell for higher prices at retail and wholesale in China and our gross margin is in line with other comparable companies specializing in small household and kitchen appliances in the China domestic market.  In addition, we have continued to improve the efficiency of our manufacturing operations through in-house production of motors and other primary components of our products, providing benefits from economies of scale.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) includes expenses associated with the distribution of our products, sales efforts, including commissions payable to in-store promotional staff, administration costs and other costs that are not incurred to support the manufacturing process. We record distribution costs associated with the sale of inventory as a component of SG&A expenses in the Consolidated Statements of Income. These expenses include warehousing costs, outbound freight charges, insurance and costs associated with distribution personnel. SG&A expenses for the three months ended March 31, 2012, were $5.4 million, an increase of $1.5 million or 39% from $3.9 million in 2011. Selling expenses for the three months ended March 31, 2012, increased by $1.44 million, or 53%, in comparison to 2011, due to our increase in sales. Associated selling expenses include advertising to expand our market share, increase brand awareness and to help generate the significant increase in sales. As expected, our direct advertising expenses remained minimal during the three months ended March 31, 2012, because we hire factory representatives and in-store promoters to promote our products directly to consumers at retail locations. We believe this direct in-store promotion approach, a standard practice in the small household appliances industry in China, is highly effective in marketing to consumers in the unique Chinese retail environment as compared to traditional mass media advertising channels, which can cause significant television and other mass media advertising expense without target customer interaction. Our in-store promoters market our products exclusively and directly to in-store customer traffic. According to a survey in the 2010 China Small Electronics Market Research Report, approximately 60% of Chinese consumers surveyed purchased small household appliances after being introduced to the product by in-store promoters.

Interest and Financing (Costs) Income, net

Interest and financing (costs) income, net, for the three months ended March 31, 2012, was a net gain of $305,180, which was an increase  of $242,645 or 388% from a net gain of $62,535 for the three months ended March 31, 2011. The change was due principally to an increase in interest income from $62,535 in the three months ended March 31, 2011 to $311,440 in the three months ended March 31, 2012.

Other Income, net

Other income, net, in the three months ended March 31, 2012, was $237,989 compared to a $960,934 for the three months ended March 31, 2011, a decrease of $722,945. The decrease was due mainly to grants and rewards totaling $999,232 which we received from various PRC governments in the three months ended March 31, 2011, compared to $236,230 in the period of 2012.

Foreign Exchange Transaction Gain (Loss)

Foreign exchange transaction loss for the three months ended March 31, 2012 was $36,162 compared to foreign exchange transaction loss of $116,123 for 2011, a decrease of $79,961. The decrease was due principally to decreased export sales in the first quarter of 2012 and continuous foreign exchange rate fluctuations.

Income Tax Expense

Our effective tax rate for the three months ended March 31, 2012, was 26.6% compared to 17.3% for 2011. Winder enjoyed a 15% preferential income tax from 2009 through December 31, 2011, as a result of its status as a high tech enterprise.  Winder is currently in the process of renewing its high tech enterprise status.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2012, that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Cash Flows

As of March 31, 2012, we had $15.34 million in cash and equivalents on hand. Our principal demands for liquidity are to help increase our sales in China by adding capacity, purchasing inventory and for sales distribution infrastructure and general corporate purposes. We anticipate the cash we have on hand as of March 31, 2012, as well as the cash that we will generate from operations, will satisfy these requirements.

At March 31, 2012, other current assets were $97.24 million and current liabilities were $12.68 million. Working capital was $99.90 million. The current ratio was 8.88:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating activities	$3,479,937	$(10,872,527)
Investing activities	(443,003)	4,793,896
Financing activities	(1,679,628)	-

Net cash flows provided by operating activities for the three months ended March 31, 2012, was $3.5 million compared to net cash used in operating activities of $10.9 million for 2011. The increased cash inflows from operating activities was attributed principally to increased net income, timely collection of our accounts receivable, less payment made for advance to suppliers and other current assets, as well as less cash outflows for accounts payable, and taxes payable and notes payable, although our inventory on hand increased significantly which is within our expectations and consistent with our strategy as we anticipate continued sales increases in the China domestic market.

Net cash flows used in investing activities for the three months ended March 31, 2012, was $0.44 million compared to net cash provided of $4.8 million for 2011. The change from cash inflow to cash outflow from investing activities in the three months ended March 31, 2012, was principally from an increase in restricted cash of $0.41 million, while we had $6.1 million of refund of deposit on land use right in the first quarter of 2011, despite paying $1.04 million for construction in progress.

Net cash flows used in financing activities for the three months ended March 31, 2012, was $1.7 million, compared to $0 million for the period. The increase in cash outflows from financing activities was attributed principally to dividends paid totaling $1.7 million.

We sell our products in the China domestic market through distribution outlets including: regional and national wholesalers and third party distributors. Our standard terms for accounts receivable for several of our large and established China domestic retailers is 180 days from the close of the billing cycle, which is 30 – 45 days after our products are delivered. These terms are customary for large and established China domestic retailers. Historically, we have not experienced late payments or bad debts under such terms from these retailers. The term for accounts receivable for our other domestic customers is 30 – 90 days from the close of the billing cycle. We sell our products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. Our export sales-related account receivables typically are less than three months, depending on customer shipment schedules. Historically, we have not experienced significant bad debts from export sales. For the three months ended March 31,2012, we had accounts receivable turnover of 14.8 on an annualized basis, with sales outstanding of 24 days. For the three months ended March 31,2011, we had accounts receivable turnover of 2.8 on an annualized basis, with sales outstanding of 125 days. We experienced significant improvements in our accounts receivable collection in 2012, compared to 2011. As we continue to focus on our expansion in the China domestic markets, our sales in the China domestic market will continue to represent a larger percentage of our total revenue. We anticipate our accounts receivable will remain in line with standard industry practice relating to accounts receivable in China, which could be up to seven months.

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

Our Annual Report on Form 10-K for the year ended December 31, 2011, contains information about our exposure to market risks under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” There has been no material change in our exposure to market risks during the three months ended March 31, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective as of such date because management had not remediated the material weakness in our internal control over financial reporting identified during the fourth quarter of 2011, as described below and discussed in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

As of March 31, 2012, we are in the process of remediating the following material weakness identified by management in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The material weakness identified during management’s assessment as of December 31, 2011, was our lack of technical accounting expertise among our financial staff regarding the requirements of U.S. GAAP and the PCAOB Accounting Standard No. 5 and COSO in the assessment of internal control over financial reporting.

We have developed certain remediation steps to address this material weakness and to improve our internal control over financial reporting. Specifically, we plan to hire additional credentialed professional staff and consulting professionals with greater knowledge of US GAAP in our domestic operations and the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 to oversee our financial reporting process in order to ensure our compliance with US GAAP and the relevant securities laws. In addition, we plan to provide additional training to our accounting staff on US GAAP, the Sarbanes-Oxley Act of 2002 and the requirements of the PCAOB, regarding the preparation of financial statements.

We believe the measures described above will facilitate remediation of the material weakness management identified and will continue to strengthen our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control deficiencies.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business. There have been no material changes to the risk factors described previously in that Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not required.

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

DEER CONSUMER PRODUCTS, INC.
(Registrant)
Date: May 10, 2012	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1 †	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

† Filed herewith
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