Form 10-Q
period 2012-06-30
Deer Consumer Products, Inc.
filed 2012-08-09
CIK 1388855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34407

DEER CONSUMER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5526104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Area 2, 1/F, Building M-6, Central High-Tech Industrial Park, Nanshan, Shenzhen, China	518057
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,592,562 shares of common stock outstanding as of August 9, 2012.

Deer Consumer Products, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)

CURRENT ASSETS
Cash & equivalents	$9,401,816	$13,961,434
Restricted cash	-	127,235
Accounts receivable	37,989,248	20,553,235
Advances to suppliers	5,896,487	2,920,746
Other receivables and prepaid expenses	1,566,339	1,240,726
VAT receivable	3,767,154	8,562,076
Deposits	71,628	1,153,019
Inventories	59,655,682	61,017,231

Total current assets	118,348,354	109,535,702

NON-CURRENT ASSETS
Certificate of deposit	474,316	-
Advance for equipment purchase	378,784	844,964
Deposit for land use right	844,429	847,646
Property and equipment, net	34,312,572	36,137,609
Construction in progress	21,088,038	21,141,715
Intangible assets, net	35,402,003	35,895,528

Total noncurrent assets	92,500,142	94,867,462

TOTAL ASSETS	$210,848,496	$204,403,164

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$2,976,726	$7,977,167
Advance from customers	2,183,745	1,056,442
Income tax payable	5,243,759	4,864,267
Other payables and accrued expenses	2,256,685	2,753,617
Dividend payable	-	1,679,628
Notes payable	-	692,821

Total current liabilities	12,660,915	19,023,942

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,592,562 shares issued and outstanding	33,593	33,593
Paid-in capital	91,187,588	91,187,584
Statutory reserve	10,624,783	9,157,606
Development fund	5,312,391	4,578,803
Accumulated other comprehensive income	14,026,151	14,769,957
Retained earnings	77,003,075	65,651,679

Total stockholders' equity	198,187,581	185,379,222

TOTAL LIABILITIES AND EQUITY	$210,848,496	$204,403,164

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011

Revenue	$94,875,113	$79,803,830	$45,006,010	$45,127,684
Cost of revenue	66,205,680	56,697,985	31,855,819	31,978,784

Gross profit	28,669,433	23,105,845	13,150,191	13,148,900

Operating expenses
Selling	8,215,753	5,529,852	4,201,546	2,912,415
General and administrative	2,767,499	2,274,687	1,416,013	1,034,061

Total operating expenses	10,983,252	7,804,539	5,617,559	3,946,476

Income from operations	17,686,181	15,301,306	7,532,632	9,202,424

Non-operating income (expenses)
Interest income	443,309	108,700	131,869	46,165
Exchange loss	(42,895)	(266,855)	(6,733)	(150,732)
Other expenses, net	(26,783)	(81,767)	(22,282)	(43,469)
Subsidy income	236,230	1,007,192	-	7,960

Total non-operating income (expenses), net	609,861	767,270	102,854	(140,076)

Income before income tax	18,296,042	16,068,576	7,635,486	9,062,348
Income tax expense	4,743,881	2,928,099	1,909,413	1,715,817

Net income	13,552,161	13,140,477	5,726,073	7,346,531

Other comprehensive item
Foreign currency translation gain (loss)	(743,806)	3,481,869	(957,678)	2,005,459

Comprehensive Income	$12,808,355	$16,622,346	$4,768,395	$9,351,990

Basic weighted average shares outstanding	33,592,562	33,592,562	33,592,562	33,592,562

Diluted weighted average shares outstanding	33,592,562	33,592,562	33,592,562	33,592,562

Basic earnings per share	$0.40	$0.39	0.17	0.22

Diluted earnings per share	$0.40	$0.39	0.17	0.22

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,552,161	$13,140,477
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,113,775	1,438,861
Stock-based compensation	-	51,314
(Increase) decrease in current assets:
Accounts receivable	(17,566,409)	1,631,055
Advances to suppliers	(2,530,853)	1,458,712
Other receivables, prepayments, and deposits	757,358	(346,960)
VAT receivable	4,775,646	-
Inventories	1,133,152	(10,200,635)
Other assets	-	4,628
Increase (decrease) in current liabilities:
Accounts payable	(4,983,962)	(9,998,292)
Advance from customers	1,134,456	1,617,080
Taxes payable	389,985	(2,847,344)
Notes payable	(692,107)	(3,487,834)
Other payables and accrued expenses	(487,834)	(742,220)
Changes in noncurrent assets - other receivable		-

Net cash used in operating activities	(2,404,632)	(8,281,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificate of deposit	(475,632)	-
Change in restricted cash	127,104	(5,169,534)
Acquisition of intangible assets	(10,570)	(4,270,594)
Acquisition of property & equipment	(52,299)	(889,945)
Refund of deposit on land use right	-	10,380,731
Construction in progress	(26,620)	(2,367,640)

Net cash used in investing activities	(438,017)	(2,316,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,679,628)	(1,679,978)

Net cash used in financing activities	(1,679,628)	(1,679,978)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(37,341)	626,584

NET DECREASE IN CASH & EQUIVALENTS	(4,559,618)	(11,651,534)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	13,961,434	33,956,591

CASH & EQUIVALENTS, END OF PERIOD	$9,401,816	$22,305,057

Supplemental Cash flow data:
Income tax paid	$4,387,432	$3,213,565
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2011 Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Cash and Equivalents

Cash and equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash and Certificate of Deposit

Restricted cash consists of guarantee deposit in the bank for issuing letters of credit and bank acceptances. As of June 30, 2012, Company had certificate of deposits $474,316 expiring on March 28, 2014. This certificate of deposit had an annual interest rate of 13%. As of December 31, 2011, the Company had restricted cash of $127,235.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company has not incurred any bad debts to date. If the Company finds it may incur a bad debt, the Company will accrue the appropriate allowance based on the aging of our accounts receivable. The Company’s policy is to accrue the full amount of accounts receivable when their aging exceeds one year.  Based on historical collection activity, the Company did not record any bad debt allowance at June 30, 2012 and December 31, 2011.

The Company sells products in the China domestic market through regional and national wholesalers and third party distributors. The standard term of payment of accounts receivable for several of the Company’s large and established China domestic retailer customers is 180 days from the close of the billing cycle, which is 30 – 45 days after the Company’s products are delivered to the customer. This accounts receivable term is customary for large and established China domestic retailers. Historically, the Company has not experienced late payments or bad debts under such terms from these retailers. The term of payment of accounts receivable for the Company’s other China domestic customers is 30 – 90 days from the close of the billing cycle. The Company provides its major customers with payment terms based on their payment history, amount they have purchased in the past, and upon any strategic agreement the Company may have with them.

As the Company continues to focus on expanding sales to the China domestic market, the Company’s sales to the China domestic market may represent a larger percentage of the Company’s total revenue. The Company anticipates that its accounts receivable will remain in line with standard industry practice relating to accounts receivable in China, which could be up to seven months.

The Company sells products to overseas customers under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. The Company's export sales-related accounts receivable typically are less than three months, depending on customer shipment schedules. Historically, the Company has not experienced significant bad debts from export sales. The Company also maintains export insurance that covers losses arising from customers’ rejection of its products, political risk, losses arising from business credit and other credit risks including bankruptcy, insolvency and delay in payment.

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

The table below provides account receivable roll forward schedules for our three largest customers ---- Gome, Tianhong and Reed Sea.

Customer	December 31, 2011 Receivable	2012 Sales	2012 collection	Bad debt allowance	June 30, 2012 Receivable
Gome	$2,802,821	$33,475,031	$27,573,395	-	$8,704,457
Tianhong	$1,587,777	$27,338,740	$13,819,473	-	$15,107,044
Reed Sea	$4,236,537	$20,812,698	$16,151,498	-	$8,897,737

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Company compares the cost of inventories to their market value and allowance is made to write down inventories to their market value, if lower.

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

Buildings	5-20 years
Equipment	5-10 years
Vehicles	5 years
Office equipment	5-10 years

 The following are the details of property and equipment at June 30, 2012 and December 31, 2011:

	2012	2011
Building	$21,173,915	$21,254,566
Equipment	25,026,708	25,072,857
Vehicle	452,544	454,267
Office equipment	567,069	566,054
Total	47,220,236	47,347,744
Less accumulated depreciation	(12,907,664)	(11,210,135)
Property & equipment, net	$34,312,572	$36,137,609

Depreciation for the six months ended June 30, 2012 and 2011, was $1,744,894 and $1,095,850, respectively; for the three months ended June 30, 2012 and 2011, it was $872,022 and $555,537, respectively.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Construction in Progress

Construction in progress consists of molds under construction of $3.1 million for Winder as of June 30, 2012, and December 31, 2011, with no major additional costs to be incurred. These molds need to be examined by the Company before they are used for production.

Construction in progress also includes costs for the construction of a new plant, office building and power distribution station for Deer Technology.  Total estimated cost for this project is $36.11 million.  As of June 30, 2012, construction in progress was $17.99 million (See note 13). This phase of construction is anticipated to be completed in September 2012.

Long-Lived Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment,” which governs financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2012 and December 31, 2011, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use land and computer software. The Company evaluates intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and a second test is performed to measure the amount of impairment loss.

The following are the details of intangible assets at June 30, 2012 and December 31, 2011:

	2012	2011

Right to use land	$36,695,047	$36,834,817
Computer software	93,426	83,201
Total	36,788,473	36,918,018
Less accumulated amortization	(1,386,470)	(1,022,490)
Intangibles, net	$35,402,003	$35,895,528

Pursuant to PRC regulations, the PRC government owns all land. The Company recorded the amounts paid for the land use rights as an intangible asset. The Company amortizes these rights over their respective periods, which range from 45 to 50 years. Computer software is amortized over one to two years.

In 2010, Deer Technology acquired the land use rights for two parcels of land with a total of 439,640 square meters located in east central China in the city of Wuhu, AnHui Province. The purchase price of the land use rights for these two parcels of land was approximately $34.5 million,  RMB 4.95 million ($743,000) per hectare and including a 4% PRC government land transfer tax and other government charges. The use right for the first parcel of land covering 289,416 square meters was purchased for approximately RMB 149 million ($22.7 million). The land use right for the second parcel of land covering 150,224 square meters was purchased for RMB 77.37 million ($11.8 million). The Company has received the land use right certificates from the PRC government on these two parcels of land.

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
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

In addition, as of June 30, 2012, the Company prepaid RMB 5.34 million ($0.8 million) for the land use rights for 60,000 square meters of land in Yangjiang City, or Site use right Phase III. The total cost for the land use rights is approximately RMB 21.3 million ($3.3 million), which the Company is required to pay in full in 2012.

There are no regulatory deadlines or commitments to develop the land.

Amortization for the six months ended June 30, 2012 and 2011 was $368,880 and $343,011, respectively; for the three months ended June 30, 2012 and 2011, was $184,704 and $179,869, respectively.

The following table summarizes the expected amortization over the next five years as of June 30, 2012:

Amount
2013	$736,583
2014	736,583
2015	736,583
2016	736,583
2017	736,583
Thereafter	31,719,088
Total	$35,402,003

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term loans and notes payable, have carrying amounts that approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value (“FV”) of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of June 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480).

Sales revenue from export customers is recognized at the date of shipment when the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.  The Company records payments for goods before all relevant criteria for revenue recognition are satisfied as advance from customers.

Sales revenue from domestic customers is recognized at FOB destination when the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Company pays for the cost of freight and insurance and risk of loss passes when customers receive the goods. The Company records payments for goods before all relevant criteria for revenue recognition are satisfied as advance from customers.

Sales revenue is the invoiced value of goods, net of value-added tax. All of the Company’s products sold in the PRC are subject to a VAT of 17% of the sales price. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing the Company’s finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Sales returns and allowances were $0 for the six and three months ended June 30, 2012 and 2011. The Company does not provide a right of unconditional return, price protection or any other concessions to its customers.

Cost of Revenue and Selling, General and Administrative Expenses

Cost of revenue includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight , purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process. Selling, general and administrative expenses includes expenses associated with the distribution of our products, sales efforts including commissions payable to in store promotional staff, administration  and other costs that are not incurred to support the manufacturing process. The Company records distribution costs associated with the sale of inventory as a component of selling, general and administrative expenses in the Statements of Consolidated Income. These expenses include warehousing , outbound freight , insurance and costs associated with distribution personnel.

Advance from Customers

The Company records payments received from customers in advance of their future orders to an advance account.  These orders are normally delivered within a reasonable period of time based upon contract terms with the customers.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six month ended June 30, 2012 and 2011 were $1,429,774 and $71,439, respectively. Advertising costs for the three months ended June 30, 2012 and 2011, were $1,412,308 and $48,360, respectively.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred.  R&D costs for the six months ended June 30, 2012 and 2011, were $5,001 and $186,284, respectively.  For the three months ended June 30, 2012 and 2011, were $5,001 and $2,442, respectively.  R&D costs are included in general and administrative expenses.

Subsidy Income

The Company was awarded grants from local government bureaus to encourage the development of its business. As a  policy of municipal governments in the PRC, local government bureaus commonly provide grants to  local companies  to encourage greater economic development and employment. The grants are typically based on certain standards that are reviewed periodically. The grants set forth below were awarded to the Company based on its progress in technological innovation and building of a standardized plant and factory. As the exact amount of a grant is uncertain until the local government makes its final determination, the Company records income only when the grant is received or approved. The grants set forth below were made without any conditions and restrictions, and were not required to be repaid.

Set forth below are the grants recorded in the six months ended June 30, 2012. The Company did not receive  subsidiary income in the three months ended June 30, 2012.

Item	Amount in ($)

Development fund from Yangjiang Hi-Tech Industrial Development Zone Administration Committee	$79,272

From Yangjiang Hi-Tech Industrial Development Zone for business development reward	150,617
Others	6,341
Total	$236,230

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Set forth below are the grants recorded in the six months ended June 30, 2011. Subsidy income for the three months ended June 30, 2011 was $7,960, and was received from Guangdong Strategy Special Fund for Technology Implementation.

Item	Amount in ($)

Development fund from Yangjiang Hi-Tech Industrial Development Zone Administration Committee	$269,406

From Hi-Tech Bureau of Finance for rewarding of plant construction	704,564
Others	33,222
Total	$1,007,192

The above subsidy income attributable to the grants specified was received in full and could be used without any restrictions.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718 & 505, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in its statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 50,000 options outstanding as of June 30, 2012.

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

The Company follows FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At June 30, 2012 and December 31, 2011, the Company had not taken any significant uncertain tax position on its tax returns for 2011 and prior years or in computing its tax provision for 2012.

Foreign Currency Transactions and Comprehensive Income

The financial statements of the Company’s PRC subsidiaries were translated into USD in accordance with SFAS No. 52, “Foreign Currency Translation” (codified in FASB ASC Topic 830), with the RMB as the Company’s China subsidiaries’ functional currency. According to SFAS No. 52 , all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at the historical rates and statement of operations items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Basic and Diluted Earnings Per Share

Earnings per share (“EPS”) are calculated in accordance with the ASC Topic 260, “Earnings per Share.” Basic EPS are based upon the weighted average number of common shares outstanding. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is calculated by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS calculations:

Six months ended June 30,	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	$33,592,562	$0.40	$33,592,562	$0.39
Effect of dilutive warrants and stock options	-	-	-	-
Diluted EPS	33,592,562	$0.40	33,592,562	$0.39

Three months ended June 30,	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	$33,592,562	$0.17	$33,592,562	$0.22
Effect of dilutive warrants and stock options	-	-	-	-
Diluted EPS	33,592,562	$0.17	33,592,562	$0.22

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Recent Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes  it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

As of June 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Raw material	$8,328,154	$23,080,165
Work in process	6,525,780	10,265,880
Finished goods	44,959,271	27,829,309
Total	59,813,205	61,175,354
Allowance for inventory impairment	(157,523)	(158,123)
Inventories, net	$59,655,682	$61,017,231

Note 4 – Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Accrued expenses	$72,793	$113,695
Accrued wages	582,255	975,071
Welfare payable	20,276	20,353
Other payables	1,581,361	1,644,498
Total	$2,256,685	$2,753,617

Accrued expenses were for electricity and freight. Other payables were for government charges, payable to the local construction management department, and payable for employees’ education fund and labor union fund, etc.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Note 5 – Notes Payable

Notes payable at June 30, 2012 and December 31, 2011 was $0 and $692,821, respectively, were for multiple bankers’ acceptances from the Bank of China. The terms of the notes range from 3-6 months, bear no interest and pay the bank 0.05% of the note balance as an acceptance fee. The Company deposits a certain percentage of the notes’ par value with the Bank of China, refundable when the notes are re-paid and accounted for as restricted cash in the accompanied consolidated financial statements.

Note 6 – Dividend Payable

On March 9, 2011, the Company’s Board of Directors (“BOD”) declared a first quarter dividend payable from future earnings, of $0.05 per share which was paid on April 14, 2011. On May 9, 2011, the Company’s BOD declared a second quarter dividend of $0.05 per share, payable from future earnings on July 15, 2011, to the shareholders of record as of June 30, 2011. On August 9, 2011, the Company’s BOD declared a third quarter dividend of $0.05 per share, payable from future earnings on October 15, 2011, to the shareholders of record as of September 30, 2011. On November 8, 2011, the Company’s BOD declared a fourth quarter dividend of $0.05 per share, payable from future earnings on January 13, 2012, to the shareholders of record as of December 30, 2011. No dividend was declared by the Company’s BOD for the six months ended June 30, 2012.

Note 7 – Stockholders’ Equity

Stock Options

Following is a summary of the activity of options to an independent director:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	50,000	$10.96	2.98	$-
Exercisable, December 31, 2011	50,000	$10.96	2.98	$-
Outstanding, June 30, 2012	50,000	$10.96	2.48	$-
Exercisable, June 30, 2012	50,000	$10.96	2.48	$-

The exercise price for options outstanding at June 30, 2012, is as follows:

Number of Options	Exercise Price
50,000	$10.96

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	2.25%
Expected life of the options	3 to 3.5 years
Expected volatility	80%
Expected dividend yield	0%

During the six months ended June 30, 2012 and 2011, the Company recorded $0 and $51,314 stock option expense, respectively. During three months ended June 30, 2012 and 2011, the Company recorded $0 and $25,657 stock option expense, respectively.

Warrants

At the end of 2010, all warrants were exercised. No new warrants were granted during the six and three months ended June 30, 2012. No warrants were granted during the six months ended June 30, 2011.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Note 8 – Employee Welfare Plan

Expense for employee common welfare was $3,210 and $19,493 for the six months ended June 30, 2012 and 2011, respectively and  $1,739 and $11,581 for the three months ended June 30, 2012 and 2011, respectively. The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $1,467,177 and  $1,449,408 as reserve for the statutory surplus reserve, $733,588 and $724,704 as reserve for development fund, for the six months ended June 30, 2012 and 2011respectively. The Company appropriated $639,217 and $814,343 as reserve for the statutory surplus reserve, and $319,608 and $407,171 as reserve for development fund, for the three months ended June 30, 2012 and 2011.

Note 10 – Income Tax

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Deer, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. Deer has net operating loss carry forwards for income taxes of $745,963 at June 30, 2012, which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to Deer’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Deer International was incorporated in the BVI and there is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to the BVI tax jurisdiction where Deer International is domiciled.

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%. Winder enjoyed a 15% preferential income tax effective as of 2009 until expiration on December 31, 2011.  For the period ended June 30, 2012, Winder used standard tax rate of 25% to record income tax expenses.

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The following is a reconciliation of tax at the U.S. federal statutory rate to the provision for income tax recorded in the consolidated financial statements for the six and three months ended June 30, 2012 and 2011:

	Six Months		Three Months
	2012	2011	2012	2011
Tax provision at U.S. statutory rates	34%	35.2%	34%	36.2%
Foreign tax rate difference	(9.4)%	(9.3)%	(9.6)%	(9.3)%
Other	(0.7)%	2.2%	(2.3)%	2.0%
Valuation allowance	2.0%	0.7%	2.9%	0.6%
Effective tax holiday	0%	(10.6)%	0%	(10.6)%
Tax per financial statements	25.9%	18.2%	25.0%	18.9%

Note 11 – Geographical Sales

Geographical distribution of sales is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
Geographical Areas	2012	2011	2012	2011

China	$94,809,315	$44,581,539	$45,006,010	$29,174,799
South America	-	9,523,576	-	4,296,996
Asia	65,798	8,298,692	-	2,534,005
Europe	-	4,937,251	-	2,218,883
Middle East	-	8,325,845	-	5,137,179
North America	-	3,474,092	-	1,328,163
Africa	-	662,835	-	437,659
	$94,875,113	$79,803,830	$45,006,010	$45,127,684

Note 12 – Operating Risks

The Company’s operations in the PRC are subject to considerations and risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments of the PRC and PRC rules and regulations regarding foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Note 13 – Commitments

The Company had construction in progress, which includes costs for the construction of a new plant, office building and power distribution station for Deer Technology.  Total estimated cost for this project is $36.11 million.  As of June 30, 2012, construction in progress related to this project was $17.99 million and the Company was committed to pay an additional $18.12 million to complete this project. This phase of construction is anticipated to be completed in September 2012.

Winder has registered capital of $57.2 million. At June 30, 2012, the Company has contributed $38.5 million to Winder’s registered capital and is committed to contribute an additional $18.7 million by April 2013.

On September 1, 2010, the Company entered into a 2-year lease, expiring August 30, 2012, for a show room in Panyu City, Guangdong Province with monthly rent, inclusive of property management fees, of $5,500 (RMB 37,000). The Company has the option to renew this lease upon expiration. At June 30, 2012, the Company’s future minimum rental payments required under this operating lease for 2012 were as follows:

2012	$11,000

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Note 14 – Major Customers and Vendors

Below is a table indicating major customers of the Company who account for over 10% of the Company’s total sales. At June 30, 2012, the total accounts receivable balance due from these four customers was $37,922,948.

	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Gome	35%	26%	25%	33%
Tianhong	29%	2%	38%	4%
Reed Sea	22%	7%	22%	7%
Suyi	13%	4%	13%	5%

Below is a table indicating the Company’s major vendors who account for over 10% of the Company’s total purchases. At June 30, 2012, the total payable to these vendors was approximately $808,669.

	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Shimaite	31%	-	9%	-
Chuangdi	27%	-	26%	-
Yalesi	14%	-	19%	-
Hongbo	-	13%	-	11%

Note 15 – Contingencies

Acquisition of Winder

On April 1, 2008, Deer International acquired 100% of the equity interest in Winder from 50HZ Electric Limited (“50HZ”). At that time Deer International was an offshore that enterprise controlled by some of the Company’s shareholders who are PRC residents. Certain of these shareholders also owned or controlled 50HZ , which made Winder an affiliated PRC company of such shareholders. In October 2008, such shareholders transferred their ownership interests in 50HZ to an unrelated third party, after which 50HZ was no longer a related party of the Company. The transaction was approved by the Economic Development Bureau of Yangjiang High-Tech Industry Development Zone (the “Yangjiang High-Tech Zone”).

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

DEER CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Pending Litigation

On March 28, 2011, the Company filed suit in the Supreme Court of the State of New York, captioned Deer Consumer Products, Inc. v. Alfred Little, et al., Index No. 650823/2011, against a certain blogger, “Alfred Little,” a website SeekingAlpha.com (where some of the blogs appeared) and Does #1-10, who were phantom authors and distributors of negative false articles about the Company.  The Company alleged that the defendants published false and defamatory statements as part of scheme to manipulate and depress the market for the Company’s common stock enabling defendants to realize unnatural profits on short positions they had taken.  On August 29, 2011, the Company obtained a Court order allowing the Company to serve the summons and complaint upon anonymous defendant Alfred Little via email.  The Company effected service on Alfred Little pursuant to that order. On September 29, 2011, Alfred Little filed motions to dismiss the complaint claiming lack of New York jurisdiction and for permission to appear anonymously as a party in the litigation. SeekingAlpha.com certified that it was neither involved in the authoring or revision of the allegedly defamatory statements and, as such, on August 31, 2011, the Court granted defendant SeekingAlpha.com’s motion to dismiss the Company’s claim against it.  On September 29, 2011, the Company filed a notice of appeal of this decision.  On May 21, 2012, the Company advised the Court that it had decided not to “perfect” the appeal. On January 27, 2012, the Court denied in part Alfred Little’s motion to dismiss the complaint for lack of personal jurisdiction and permitted the Company to conduct discovery on the issue of personal jurisdiction after a confidentiality agreement was reached between the parties.   On February 17, 2012, the parties reached a confidentiality agreement and the Company then commenced discovery on the jurisdictional issue.  On February 23, 2012, after an in camera review of the evidence presented by Alfred Little, the Court permitted Alfred Little to proceed anonymously until the Court decided the jurisdictional issue. On March 30, 2012, Alfred Little filed a second motion to dismiss all claims.  This motion was rejected and denied by the Court on May 9, 2012. On this same date, the Court found Alfred Little to be in violation of discovery and compelled Alfred Little to comply under pain of sanctions. The Company informed the Court that there was more than one Alfred Little and that additional defamation attacks were taking place in explicit retaliation for the Company seeking assistance from the New York Court.  The Court granted the Company the right to amend its complaint to plead the case against all individuals and entities acting in concert to publish and distribute the allegedly false statements about the Company. On May 10, 2012, the Court so ordered a subpoena for the in person deposition of Xiaofu (Jeff) Huang at New York Supreme Court to take place on May 16, 2012.  Xiaofu (Jeff) Huang failed to appear on May 16, prompting the Court to inform the parties that it planned to vacate the February 23, 2012 Order of Anonymity. The Court reasoned that Xiaofu (Jeff) Huang had information material as to whether Alfred Little should proceed anonymously, and, without such information, Alfred Little should not be allowed to proceed anonymously.  The next day Jon Carnes claimed that he was Alfred Little.  Carnes retained the same law firm as Alfred Little.  On May 17, 2012, the Court vacated its February 23 Order of Anonymity on consent.  All confidentiality protections were specifically lifted by an order dated May 21, 2012, which Order also unsealed all documents making them available to the public.  The Company filed its amended complaint on June 6, 2012, naming the individuals and entities that were part of the group that the Company claims authored and distributed false statements about the Company.  The Company is seeking: (1) $11 million dollars in compensatory and punitive damages against each defendant for its participation in the scheme as well as other damages, (2) an Order requiring the defendants to retract the false statements about the Company and (3) an Order forbidding the defendants from future false attacks on the Company. On June 22, 2012, the Court permitted the Company and Carnes to engage in supplemental briefing on the issue of whether the jurisdictional discovery of Carnes extends up to the filing date of the amended complaint.  In its July 31, 2012 Order, the Court ruled that Jon Carnes and Alfred Little are one and the same and that the time limit for Carnes’s jurisdictional discovery ended at the filing of the original complaint, but that jurisdictional discovery as to all other defendants other than Jon Carnes may very well extend to June 6, 2012. On August 1, 2012, the Court granted service of the amended complaint upon defendant Andrew Wong via email.  The Company effected service upon that defendant the same day.  Thus far the Company has served five of the ten known defendants and has filed a motion to serve three more defendants without addresses: Joseph Ramelli, Xiaofu (Jeff) Huang, and International Financial Research & Analysis Group.  Defendant EOS Holdings LLC has filed a motion to dismiss which the Company must file papers in opposition to by August 22, 2012. Defendant Simon Moore, also represented by the same law firm representing Carnes, has until August 17, 2012 to file its answer or motion.

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

On April 30, 2010, we incorporated Deer Technology and Anlin Technology in AnHui Province. As of March 31, 2012, we invested $39.8 million in Deer Technology and $10.2 million in Anlin Technology. Deer Technology and Anlin Technology will be engaged in the manufacture and sale of household electric appliances and were formed to establish a new factory in the Wuhu area of AnHui Province. In 2010, the Company paid approximately $35 million to purchase two parcels of land in the Wuhu area of Anhui Province.

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

We  have acted as an ODM and OEM for the export market and, in recent years, have expanded sales of our Deer brand (德尔) of appliances in the China domestic market. We will continue to target the China domestic market by expanding our production and manufacturing facilities by building a new factory in the Wuhu area of central China. Wuhu is located on the banks of the Yangtze River within hours from Shanghai and Nanjing, which are some of China’s most populous and economically developed regions. This central location will improve our ability to deliver our products to customers located throughout China. The new factory, which will increase our production capacity by 40%, and distribution center, will allow us to target the neighboring population of more than 400 million as we continue to grow our business in the China domestic market.  We completed the construction of fencing, sewage system, water pipes, gas and utilities, the factory’s main entrance and leveling the land during the last quarter of 2011. We plan to complete the construction of certain workshops and the warehouse in 2012. The pace of construction will be determined by the pace of the Company’s China domestic market expansion. While our current factory located in Yangjiang, Guangdong province in south China does not operate a full capacity, we plan to use these facilities primarily for fulfilling export orders whereas we anticipate using our new facilities in Anhui to fulfill China domestic orders. These two facilities are about 1,000 miles apart and management anticipates needing the additional capacity at the new facilities in AnHui over the next few years. This additional capacity will be brought on line incrementally in accordance with our domestic expansion strategy.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

As of June 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

			$	%
	2012	2011	Change	Change
Revenue	$94,875,113	$79,803,830	$15,071,283	19%
Cost of revenue	66,205,680	56,697,985	9,507,695	17%
Gross profit	28,669,433	23,105,845	5,563,588	24%
Selling, general and administrative expenses	10,983,252	7,804,539	3,178,713	41%
Interest and financing (costs) income, net	435,290	108,700	326,590	300%
Other income, net (including subsidy)	217,466	925,425	(707,959)	77%
Foreign exchange transaction loss	(42,895)	(266,855)	223,960	(84)%
Income tax expense	4,743,881	2,928,099	1,815,782	62%
Net income	$13,552,161	$13,140,477	$411,684	3%

Revenues

Our revenues for the six months ended June 30, 2012, were $94.9 million, an increase of $15.1 million, or 19%, from $79.8 million in 2011. The increase in revenues resulted from our continued sales expansion in the China domestic market. In addition, the average selling price of our products increased 201% compared to the average selling prices in 2011, conforming to our strategy of promoting high value products to middle and high-end customer groups. We also adjusted product categories to meet domestic market needs. We increased our China domestic market sales to $94.8 million in the six months ended June 30, 2012, from $44.6 million in 2011, a 113% increase. Our products are available in over 4,000 stores as of June 30, 2012. Our customers include Gome, a prominent national electronic appliance retail chain in China with approximately 1,400 stores. In the three months ended June 30, 2012, we also increased our sales to Reed Sea Company, an internet sales operator in China that owns over 100 networked sales channels and who is now one of our largest customers. We also added another major customer, Tianhong Mall, a retail chain of a Sino-foreign joint venture. We also added retail locations in other channels such as regional electric appliance retailers, wholesalers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. These results are on pace with our plan to capture the fast growth being experienced in the China domestic small appliance market.

We adjusted our growth strategy to focus exclusively on China domestic markets, which offer higher profit margins than international markets. Accordingly, we had no sales to South America, Europe, Middle East, Africa and the US in the six months ended June 30, 2012. In addition, we are continuing to transform our business to focus on creating and marketing our own brand domestically.

Cost of Revenue

Cost of revenue “COR” includes expenses associated with the acquisition, inspection, manufacturing and receiving of materials for use in the manufacturing process. These costs include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs as well as depreciation, amortization, wages, benefits and other costs that are incurred directly or indirectly to support the manufacturing process.  Our COR for the six months ended June 30, 2012, was $66.2 million, an increase of $9.5 million, or 17%, from $56.7 million in 2011. The increased COR in the six months ended June 30, 2012, was due primarily to our increase in sales. Our COR as a percentage of revenue decreased 1% due to our increased domestic sales which have higher profit margins than export sales.

Gross Profit

Our gross profit was $28.7 million for the six months ended June 30, 2012, compared to $23.1 million for 2011, an increase of 24%. Our gross margin was 30% for the six months ended June 30, 2012, compared to 29% for 2011, an increase of 1%. Our increase in gross profit was attributable to higher gross margins in the China domestic market, where we experienced a significant growth in sales, offset by our increased costs of revenue. Products generally sell for higher prices at retail and wholesale in China and our gross margin is in line with other comparable companies specializing in small household and kitchen appliances in the China domestic market.  In addition, we have continued to improve the efficiency of our manufacturing operations through in-house production of motors and other primary components of our products, providing benefits from economies of scale.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) includes expenses associated with the distribution of our products, sales efforts, including commissions payable to in-store promotional staff, administration costs and other costs that are not incurred to support the manufacturing process. We record distribution costs associated with the sale of inventory as a component of SG&A expenses in the Consolidated Statements of Income. These expenses include warehousing costs, outbound freight charges, insurance and costs associated with distribution personnel. SG&A expenses for the six months ended June 30, 2012, were $11.0 million, an increase of $3.2 million, or 41%, from $7.8 million in 2011. Selling expenses for the six months ended June 30, 2012, increased by $2.7 million, or 49%, in comparison to 2011, due to our increase in sales. Associated selling expenses include advertising to expand our market share, increase brand awareness and to help generate our significant increase in sales. In the six months ended June 30, 2012, our advertising expense increased significantly. We had advertising expenses of $1,429,774 for the six months ended June 30, 2012, an increase of $1,355,688, or 1830%, from $74,086 in 2011 period. We retained Han Han, a famous writer in China, as our product spokesman. We also retained Shanghai Dingxiang Advertising Company to promote our dehumidifier products in Beijing, Shanghai, Hangzhou and Nanjing. These two retentions accounted for 79% of our total advertising expenses.  As usual, we incurred minimal expenses for our factory representatives and in-store promoters who promote our products directly to consumers at retail locations. We believe our direct in-store promotion approach, a standard practice in the small household appliances industry in China, is highly effective in marketing to consumers in the unique Chinese retail environment as compared to traditional mass media advertising channels, which can cause significant television and other mass media advertising expense without target customer interaction. Our in-store promoters market our products exclusively and directly to in-store customer traffic. According to a survey in the 2010 China Small Electronics Market Research Report, approximately 60% of Chinese consumers surveyed purchased small household appliances after being introduced to the product by in-store promoters.

Interest and Financing (Costs) Income, net

Interest and financing (costs) income, net, for the six months ended June 30, 2012, was a net gain of $435,290, which was an increase  of $326,590 or 300% from a net gain of $108,700 for the six months ended June 30, 2011. The change was due principally to an increase in interest income from $108,700 in the six months ended June 30, 2011 to $443,309 in the six months ended June 30, 2012.

Other Income, net

Other income, net, in the six months ended June 30, 2012, was $217,466 compared to a $925,425 for the six months ended June 30, 2011, a decrease of $707,959. The decrease was due mainly to grants and rewards totaling $1,007,192 which we received from various PRC governments in the six months ended June 30, 2011, compared to $236,230 in the 2012 period.

Foreign Exchange Transaction Gain (Loss)

Foreign exchange transaction loss for the six months ended June 30, 2012, was $42,895 compared to $266,855 for 2011, a decrease of $223,960. The decrease was due principally to decreased export sales in 2012 and continuing foreign exchange rate fluctuations.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2012, was 25.0% compared to 18.2% for 2011. Winder enjoyed a 15% preferential income tax from 2009 through December 31, 2011, as a result of its status as a high tech enterprise.  Winder is currently in the process of renewing its high tech enterprise status.

Three Months Ended June 30, 2012, Compared to the Three Months Ended June 30, 2011

			$	%
	2012	2011	Change	Change
Revenue	$45,006,010	$45,127,684	$(121,674)	(0.27)%
Cost of revenue	31,855,819	31,978,784	(122,965)	(0.38)%
Gross profit	13,150,191	13,148,900	1,291	0.01%
Selling, general and administrative expenses	5,617,559	3,946,476	1,671,083	42%
Interest and financing costs, net	130,110	46,165	83,945	182%
Other income (expense), net (including subsidy)	(20,523)	(35,509)	14,986	(42)%
Foreign exchange transaction loss	(6,733)	(150,732)	143,999	(96)%
Income tax expense	1,909,413	1,715,817	193,596	11%
Net income	$5,726,073	$7,346,531	$(1,602,458)	(22)%

Revenues

Our revenue for three months ended June 30, 2012, was $45.0 million, a decrease of $0.1 million or 0.3% from $45.1 million for the three months ended June 30, 2011. Our sales remained stable in the second quarter of 2012 and 2011. The average selling prices of our products increased 150% in the second quarter of 2012 compared to the average selling prices in the 2011 period, which conforms to our strategy of maintaining healthy profit margins across our product lines. We increased our China domestic market sales to $45.0 million in the three months ended June 30, 2012, from $29.2 million in the same period of 2011, a 54% increase. Our customers include Gome, a prominent national electronic appliance retail chain in China with approximately 1,400 stores. In the six months ended June 30, 2012, we also increased our sales to Reed Sea Company, an internet sales operator in China that owns over 100 networked sales channels and who is now one of our largest customers. We also added another major customer, Tianhong Mall, a retail chain of a Sino-foreign joint venture. We also added retail locations in other channels such as regional electric appliance retailers, wholesalers and department stores. We increased our product sales over internet portals, into hotels and restaurants, and via reward programs with large banks, telecommunication firms and postal offices in China. These results are on pace with our plan to capture the fast growth being experienced in the China domestic small appliance market.

We had no sales in South America, Asia, Europe, Middle East, Africa and US in the quarter ended June 30, 2012, which was due to adjusting our growth strategy to focus on China domestic markets, which offer higher profit margins than the international market. We are also transforming our business to focus on creating and marketing our own brand domestically.

Cost of Revenue

Our COR for the three months ended June 30, 2012, was $31.9 million, a decrease of $0.1 million, or 0.38%, from $31.9 million for 2011. The COR remained the same for 2012 and 2011periods. Our cost of revenue as a percentage of revenue remained constant at about 71% for the same period of both years.

Gross Profit

Our gross margin increased slightly to 29.2% for the three months ended June 30, 2012, compared to 29.1% for 2011. Our gross margin is higher in the China domestic market compared to the export market because products generally sell at much higher prices at retail and wholesale in China. We continue to improve our manufacturing efficiency through in-house production of motors and other primary components of our products, thereby benefiting further from economies of scale.

Operating Expenses

SG&A expenses for the three months ended June 30, 2012, were $5.6 million, an increase of $1.7 million, or 42.3%, from $3.9 million for 2011. Selling expenses for the three months ended June 30, 2012, increased by 44.3% or $1.3 million in comparison to 2011 due to in advertising expenses. We had advertising expense of $1,407,900 for the three months ended June 30, 2012, an increase of $1,357,903, or 2,716%, from $49,997 in 2011.  Associated selling expenses include advertising to expand our market share, increase brand awareness and to help generate our significant increase in sales. We retained Han Han, a famous writer in China, as our products spokesman. We also retained Shanghai Dingxiang Advertising Company to promote our dehumidifier products in Beijing, Shanghai, Hangzhou and Nanjing.  As usual, the expense for our factory representatives and in-store promoters to promote our products directly to consumers at retail locations was minimal.

Interest and Financing Costs, net

Interest and financing costs, net, for the three months ended June 30, 2012, was a net gain of $130,110, an increase of $83,945, or 182%, from a net gain of $46,165 for 2011. The change was principally due to interest income increasing from $46,165 in the 2011 period to $131,869 in the 2012 period.

Other Income (Expense), net

Other expense for the three months ended June 30, 2012, was $20,523 compared to a $35,509 other expense for the 2011 period, a decrease of expense of $14,986.

Foreign Exchange Transaction Gain (Loss)

Foreign exchange transaction loss for three months ended June 30, 2012, was $6,733 compared to foreign exchange transaction loss of $150,732 for 2011, a decrease of $143,999. The change was principally due to fluctuations in the foreign exchange rate and significant decreased international sales in 2012.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2012, that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

In May 2010, we announced a $20 million share buyback program. We purchased 798,300 shares of our common stock on the open market during 2010 for $6,945,950 and returned such shares to the treasury for cancelation. We may purchase additional shares of our common stock from time to time on the open market pursuant to the buyback program.

Cash Flows

As of June 30, 2012, we had $9.40 million in cash and equivalents on hand. Our principal demands for liquidity are to help increase our sales in China by adding capacity, purchasing inventory and for sales distribution infrastructure and general corporate purposes. We anticipate the cash we have on hand as of June 30, 2012, as well as the cash that we will generate from operations, will satisfy these requirements.

At June 30, 2012, other current assets were $108.9 million and current liabilities were $12.66 million. Working capital was $105.7 million. The current ratio was 9.35:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended June 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating activities	$(2,404,632)	$(8,281,158)
Investing activities	(438,017)	(2,316,982)
Financing activities	(1,679,628)	(1,679,978)

Net cash flows used by operating activities for the six months ended June 30, 2012, was $2.4 million compared to net cash used in operating activities of $8.28 million for 2011. The decreased cash outflows from operating activities was attributed principally to decreased other receivables and VAT receivable outstanding and less inventory on hand, despite our increased cash outflow as a result of increased accounts receivable.

Net cash flows used in investing activities for the six months ended June 30, 2012, was $0.44 million compared to net cash used of $2.32 million for 2011. In the six months ended June 30, 2012, we had cash inflow of $0.13 million for restricted cash, and $89,000 for fixed asset and intangible asset purchase including $26,000 for construction in progress.  In the six months ended June 30, 2011, we had net of $6.1 million refund of deposit on land use right despite paying $2.37 million for construction in progress and $5.2 million outflow for restricted cash and $889,945 for fixed asset purchase.

Net cash flows used in financing activities for the six months ended June 30, 2012, was $1.7 million, compared to $1.7 million for 2011. The cash outflow from financing activities was both attributed principally to dividends paid totaling $1.7 million for each period.

We sell our products in the China domestic market through distribution outlets including: regional and national wholesalers and third party distributors. Our standard terms for accounts receivable for several of our large and established China domestic retailers is 180 days from the close of the billing cycle, which is 30 – 45 days after our products are delivered. These terms are customary for large and established China domestic retailers. Historically, we have not experienced late payments or bad debts under such terms from these retailers. The term for accounts receivable for our other domestic customers is 30 – 90 days from the close of the billing cycle. We sell our products to overseas customers in the export markets under letters of credit, prepaid arrangements, certain short credit terms or direct customer purchase orders. Our export sales-related account receivables typically are less than three months, depending on customer shipment schedules. Historically, we have not experienced significant bad debts from export sales. For the six months ended June 30, 2012, we had accounts receivable turnover of 6.48 on an annualized basis, with sales outstanding of 56 days. For the six months ended June 30, 2011, we had accounts receivable turnover of 3.04 on an annualized basis, with sales outstanding of 121 days. We experienced significant improvements in our accounts receivable collection in 2012, compared to 2011. As we continue to focus on our expansion in the China domestic markets, our sales in the China domestic market will continue to represent a larger percentage of our total revenue. We anticipate our accounts receivable will remain in line with standard industry practice relating to accounts receivable in China, which could be up to seven months.

Pending Litigation

On March 28, 2011, we filed suit in the Supreme Court of the State of New York, captioned Deer Consumer Products, Inc. v. Alfred Little, et al., Index No. 650823/2011, against a certain blogger, “Alfred Little,” a website SeekingAlpha.com (where some of the blogs appeared) and Does #1-10, who were phantom authors and distributors of negative false articles about the Company.  We alleged that the defendants published false and defamatory statements as part of scheme to manipulate and depress the market for our common stock enabling defendants to realize unnatural profits on short positions they had taken.  On August 29, 2011, we obtained a Court order allowing us to serve the summons and complaint upon anonymous defendant Alfred Little via email.  We effected service on Alfred Little pursuant to that order. On September 29, 2011, Alfred Little filed motions to dismiss the complaint claiming lack of New York jurisdiction and for permission to appear anonymously as a party in the litigation. SeekingAlpha.com certified that it was neither involved in the authoring or revision of the allegedly defamatory statements and, as such, on August 31, 2011, the Court granted defendant SeekingAlpha.com’s motion to dismiss our claim against it.  On September 29, 2011, we filed a notice of appeal of this decision.  On May 21, 2012, we advised the Court that we had decided not to “perfect” the appeal. On January 27, 2012, the Court denied in part Alfred Little’s motion to dismiss the complaint for lack of personal jurisdiction and permitted us to conduct discovery on the issue of personal jurisdiction after a confidentiality agreement was reached between the parties.   On February 17, 2012, the parties reached a confidentiality agreement and we then commenced discovery on the jurisdictional issue.  On February 23, 2012, after an in camera review of the evidence presented by Alfred Little, the Court permitted Alfred Little to proceed anonymously until the Court decided the jurisdictional issue. On March 30, 2012, Alfred Little filed a second motion to dismiss all claims.  This motion was rejected and denied by the Court on May 9, 2012. On this same date, the Court found Alfred Little to be in violation of discovery and compelled Alfred Little to comply under pain of sanctions. We informed the Court that there was more than one Alfred Little and that additional defamation attacks were taking place in explicit retaliation for our seeking assistance from the New York Court.  The Court granted us the right to amend our complaint to plead the case against all individuals and entities acting in concert to publish and distribute the allegedly false statements about the Company. On May 10, 2012, the Court so ordered a subpoena for the in person deposition of Xiaofu (Jeff) Huang at New York Supreme Court to take place on May 16, 2012.  Xiaofu (Jeff) Huang failed to appear on May 16, prompting the Court to inform the parties that it planned to vacate the February 23, 2012 Order of Anonymity. The Court reasoned that Xiaofu (Jeff) Huang had information material as to whether Alfred Little should proceed anonymously, and, without such information, Alfred Little should not be allowed to proceed anonymously.  The next day Jon Carnes claimed that he was Alfred Little.  Carnes retained the same law firm as Alfred Little.  On May 17, 2012, the Court vacated its February 23 Order of Anonymity on consent.  All confidentiality protections were specifically lifted by an order dated May 21, 2012, which Order also unsealed all documents making them available to the public.  We filed our amended complaint on June 6, 2012, naming the individuals and entities that were part of the group that we claim authored and distributed false statements about the Company.  We are seeking: (1) $11 million dollars in compensatory and punitive damages against each defendant for its participation in the scheme as well as other damages, (2)  an Order requiring the defendants  to retract the false statements about the Company and (3) an Order forbidding the defendants from future false attacks on the Company. On June 22, 2012, the Court permitted the Company and Carnes to engage in supplemental briefing on the issue of whether the jurisdictional discovery of Carnes extends up to the filing date of the amended complaint.  In its July 31, 2012 Order, the Court ruled that Jon Carnes and Alfred Little are one and the same and that the time limit for Carnes’s jurisdictional discovery ended at the filing of the original complaint, but that jurisdictional discovery as to all other defendants other than Jon Carnes may very well extend to June 6, 2012. On August 1, 2012, the Court granted service of the amended complaint upon defendant Andrew Wong via email.  We effected service upon that defendant the same day.  Thus far we have served five of the ten known defendants and has filed a motion to serve three more defendants without addresses: Joseph Ramelli, Xiaofu (Jeff) Huang, and International Financial Research & Analysis Group.  Defendant EOS Holdings LLC has filed a motion to dismiss which we must file papers in opposition to by August 22, 2012. Defendant Simon Moore also represented by the same law firm representing Carnes, has until August 17, 2012 to file its answer or motion.

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

Our Annual Report on Form 10-K for the year ended December 31, 2011, contains information about our exposure to market risks under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” There has been no material change in our exposure to market risks during the three months ended June 30, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective as of such date because management had not completed remediated of the material weakness in our internal control over financial reporting identified during the fourth quarter of 2011, as described below and discussed in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

As of June 30, 2012, we are in the process of remediating the following material weaknesses identified by management in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The material weakness identified during management’s assessment as of December 31, 2011, was our lack of technical accounting expertise among our financial staff regarding the requirements of U.S. GAAP and the PCAOB Accounting Standard No. 5 and COSO in the assessment of internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2011, we filed suit in the Supreme Court of the State of New York, captioned Deer Consumer Products, Inc. v. Alfred Little, et al., Index No. 650823/2011, against a certain blogger, “Alfred Little,” a website SeekingAlpha.com (where some of the blogs appeared) and Does #1-10, who were phantom authors and distributors of negative false articles about the Company.  We alleged that the defendants published false and defamatory statements as part of scheme to manipulate and depress the market for our common stock enabling defendants to realize unnatural profits on short positions they had taken.  On August 29, 2011, we obtained a Court order allowing us to serve the summons and complaint upon anonymous defendant Alfred Little via email.  We effected service on Alfred Little pursuant to that order. On September 29, 2011, Alfred Little filed motions to dismiss the complaint claiming lack of New York jurisdiction and for permission to appear anonymously as a party in the litigation. SeekingAlpha.com certified that it was neither involved in the authoring or revision of the allegedly defamatory statements and, as such, on August 31, 2011, the Court granted defendant SeekingAlpha.com’s motion to dismiss our claim against it.  On September 29, 2011, we filed a notice of appeal of this decision.  On May 21, 2012, we advised the Court that we had decided not to “perfect” the appeal. On January 27, 2012, the Court denied in part Alfred Little’s motion to dismiss the complaint for lack of personal jurisdiction and permitted us to conduct discovery on the issue of personal jurisdiction after a confidentiality agreement was reached between the parties.   On February 17, 2012, the parties reached a confidentiality agreement and we then commenced discovery on the jurisdictional issue.  On February 23, 2012, after an in camera review of the evidence presented by Alfred Little, the Court permitted Alfred Little to proceed anonymously until the Court decided the jurisdictional issue. On March 30, 2012, Alfred Little filed a second motion to dismiss all claims.  This motion was rejected and denied by the Court on May 9, 2012. On this same date, the Court found Alfred Little to be in violation of discovery and compelled Alfred Little to comply under pain of sanctions. We informed the Court that there was more than one Alfred Little and that additional defamation attacks were taking place in explicit retaliation for our seeking assistance from the New York Court.  The Court granted us the right to amend our complaint to plead the case against all individuals and entities acting in concert to publish and distribute the allegedly false statements about the Company. On May 10, 2012, the Court so ordered a subpoena for the in person deposition of Xiaofu (Jeff) Huang at New York Supreme Court to take place on May 16, 2012.  Xiaofu (Jeff) Huang failed to appear on May 16, prompting the Court to inform the parties that it planned to vacate the February 23, 2012 Order of Anonymity. The Court reasoned that Xiaofu (Jeff) Huang had information material as to whether Alfred Little should proceed anonymously, and, without such information, Alfred Little should not be allowed to proceed anonymously.  The next day Jon Carnes claimed that he was Alfred Little.  Carnes retained the same law firm as Alfred Little.  On May 17, 2012, the Court vacated its February 23 Order of Anonymity on consent.  All confidentiality protections were specifically lifted by an order dated May 21, 2012, which Order also unsealed all documents making them available to the public.  We filed our amended complaint on June 6, 2012, naming the individuals and entities that were part of the group that we claim authored and distributed false statements about the Company.  We are seeking: (1) $11 million dollars in compensatory and punitive damages against each defendant for its participation in the scheme as well as other damages, (2)  an Order requiring the defendants  to retract the false statements about the Company and (3) an Order forbidding the defendants from future false attacks on the Company. On June 22, 2012, the Court permitted the Company and Carnes to engage in supplemental briefing on the issue of whether the jurisdictional discovery of Carnes extends up to the filing date of the amended complaint.  In its July 31, 2012 Order, the Court ruled that Jon Carnes and Alfred Little are one and the same and that the time limit for Carnes’s jurisdictional discovery ended at the filing of the original complaint, but that jurisdictional discovery as to all other defendants other than Jon Carnes may very well extend to June 6, 2012. On August 1, 2012, the Court granted service of the amended complaint upon defendant Andrew Wong via email.  We effected service upon that defendant the same day.  Thus far we have served five of the ten known defendants and has filed a motion to serve three more defendants without addresses: Joseph Ramelli, Xiaofu (Jeff) Huang, and International Financial Research & Analysis Group.  Defendant EOS Holdings LLC has filed a motion to dismiss which we must file papers in opposition to by August 22, 2012. Defendant Simon Moore also represented by the same law firm representing Carnes, has until August 17, 2012 to file its answer or motion.

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

DEER CONSUMER PRODUCTS, INC.
(Registrant)
Date: August 9, 2012	By:	/s/ Ying He
Ying He Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1 †	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

† Filed herewith
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